Form 10-Q
period 2022-03-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2022-05-05
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 29, 2022, there were 28,190,379 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$730,349	$910,965
Restricted cash	10,554	10,052
Accounts receivable, net of allowance of $4,178 and $4,003, respectively	297,264	305,905
Prepaid expenses, assets held for sale and other current assets	93,910	99,100
Total current assets	1,132,077	1,326,022
Property and Equipment
Flight equipment	5,507,628	5,449,100
Ground equipment	103,498	101,824
Less: accumulated depreciation	(1,360,736)	(1,319,636)
Flight equipment purchase deposits and modifications in progress	438,308	352,422
Property and equipment, net	4,688,698	4,583,710
Other Assets
Operating lease right-of-use assets	130,748	138,744
Deferred costs and other assets	317,993	329,971
Intangible assets, net and goodwill	63,289	64,796
Total Assets	$6,332,805	$6,443,243

Liabilities and Equity
Current Liabilities
Accounts payable	$122,751	$82,885
Accrued liabilities	615,134	641,978
Current portion of long-term debt and finance leases	607,999	639,811
Current portion of long-term operating leases	55,587	55,383
Total current liabilities	1,401,471	1,420,057
Other Liabilities
Long-term debt and finance leases	1,615,305	1,655,075
Long-term operating leases	152,150	166,022
Deferred taxes	371,518	354,798
Financial instruments and other liabilities	31,031	37,954
Total other liabilities	2,170,004	2,213,849
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 35,071,410 and 34,707,860 shares issued, 28,363,266 and 29,215,702 shares outstanding (net of treasury stock), as of March 31, 2022 and December 31, 2021, respectively	351	347
Additional paid-in capital	828,391	934,516
Treasury stock, at cost; 6,708,144 and 5,492,158 shares, respectively	(317,480)	(225,461)
Accumulated other comprehensive loss	(433)	(511)
Retained earnings	2,250,501	2,100,446
Total stockholders’ equity	2,761,330	2,809,337
Total Liabilities and Equity	$6,332,805	$6,443,243

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Operating Revenue	$1,037,156	$861,300

Operating Expenses
Salaries, wages and benefits	298,019	202,614
Aircraft fuel	244,337	163,551
Maintenance, materials and repairs	118,899	121,133
Depreciation and amortization	72,202	67,789
Travel	42,768	37,672
Navigation fees, landing fees and other rent	39,354	44,887
Passenger and ground handling services	34,936	40,065
Aircraft rent	12,995	20,756
Loss (gain) on disposal of flight equipment	(6,240)	16
Special charge	2,633	-
Transaction-related expenses	-	201
Other	55,857	58,412
Total Operating Expenses	915,760	757,096

Operating Income	121,396	104,204

Non-operating Expenses (Income)
Interest income	(240)	(211)
Interest expense	20,423	27,180
Capitalized interest	(3,764)	(1,271)
Unrealized loss on financial instruments	-	113
Other (income) expense, net	(618)	(39,456)
Total Non-operating Expenses (Income)	15,801	(13,645)

Income before income taxes	105,595	117,849
Income tax expense	24,084	27,916
Net Income	$81,511	$89,933
Earnings per share:
Basic	$2.82	$3.16
Diluted	$2.38	$3.05
Weighted average shares:
Basic	28,854	28,491
Diluted	34,690	29,478

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Net Income	$81,511	$89,933
Other comprehensive income:
Reclassification to interest expense	105	268
Income tax benefit	(27)	(64)
Other comprehensive income	78	204
Comprehensive Income	$81,589	$90,137

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Operating Activities:
Net Income	$81,511	$89,933

Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	85,257	86,172
Provision for (reversal of) expected credit losses	(15)	(397)
Special charge	2,633	-
Unrealized loss on financial instruments	-	113
Loss (gain) on disposal of flight equipment	(6,240)	16
Deferred taxes	23,682	27,839
Stock-based compensation	2,195	4,060
Changes in:
Accounts receivable	9,960	(22,745)
Prepaid expenses, current assets and other assets	(3,619)	(7,500)
Accounts payable, accrued liabilities and other liabilities	12,475	(89,366)
Net cash provided by operating activities	207,839	88,125
Investing Activities:
Capital expenditures	(29,895)	(26,662)
Purchase deposits and payments for flight equipment and modifications	(154,420)	(126,807)
Investment in joint ventures	(783)	(1,608)
Proceeds from disposal of flight equipment	13,500	1,850
Net cash used for investing activities	(171,598)	(153,227)
Financing Activities:
Proceeds from debt issuance	-	16,161
Payment of debt issuance costs	(81)	(900)
Payments of debt and finance lease obligations	(108,466)	(77,953)
Prepayment of accelerated share repurchase	(20,034)	-
Purchase of treasury stock	(79,966)	-
Customer maintenance reserves and deposits received	4,245	5,152
Customer maintenance reserves paid	-	(12,265)
Treasury shares withheld for payment of taxes	(12,053)	(7,350)
Net cash used for financing activities	(216,355)	(77,155)
Net decrease in cash, cash equivalents and restricted cash	(180,114)	(142,257)
Cash, cash equivalents and restricted cash at the beginning of period	921,017	856,281
Cash, cash equivalents and restricted cash at the end of period	$740,903	$714,024

Noncash Investing and Financing Activities:

Acquisition of property and equipment included in Accounts payable and accrued liabilities	$3,146	$24,938
Acquisition of property and equipment acquired under operating leases	$104	$4,015
Acquisition of flight equipment under finance leases	$3,108	$20,171
Issuance of shares related to settlement of warrant liability	$-	$31,582

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	As of and for the Three Months Ended March 31, 2022
			Additional			Total
	Common	Treasury	Paid-In	Accumulated Other	Retained	Stockholders'
	Stock	Stock	Capital	Comprehensive Loss	Earnings	Equity
Balance at December 31, 2021	$347	$(225,461)	$934,516	$(511)	$2,100,446	$2,809,337
Net Income	-	-	-	-	81,511	81,511
Other comprehensive income	-	-	-	78	-	78
Cumulative effect of change in accounting principle	-	-	(92,586)	-	68,544	(24,042)
Stock-based compensation	-	-	2,195	-	-	2,195
Issuance of warrants	-	-	4,304	-	-	4,304
Prepayment of accelerated share repurchase	-	-	(20,034)	-	-	(20,034)
Purchase of 1,061,257 shares of treasury stock	-	(79,966)	-	-	-	(79,966)
Treasury shares of 154,729 withheld for payment of taxes	-	(12,053)	-	-	-	(12,053)
Issuance of 363,550 shares of restricted stock	4	-	(4)	-	-	-
Balance at March 31, 2022	$351	$(317,480)	$828,391	$(433)	$2,250,501	$2,761,330

	As of and for the Three Months Ended March 31, 2021
			Additional			Total
	Common	Treasury	Paid-In	Accumulated Other	Retained	Stockholders'
	Stock	Stock	Capital	Comprehensive Loss	Earnings	Equity
Balance at December 31, 2020	$329	$(217,889)	$873,874	$(1,904)	$1,607,129	$2,261,539
Net Income	-	-	-	-	89,933	89,933
Other comprehensive income	-	-	-	204	-	204
Stock-based compensation	-	-	4,060	-	-	4,060
Issuance of warrants	-	-	3,228	-	-	3,228
Treasury shares of 128,867 withheld for payment of taxes	-	(7,350)	-	-	-	(7,350)
Issuance of 1,280,450 shares related to settlement of warrants	13	-	31,569	-	-	31,582
Issuance of 337,755 shares of restricted stock	3	-	(3)	-	-	-
Balance at March 31, 2021	$345	$(225,239)	$912,728	$(1,700)	$1,697,062	$2,383,196

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

March 31, 2022

1. Basis of Presentation

Our consolidated financial statements include the accounts of the holding company, Atlas Air Worldwide Holdings, Inc. (“AAWW”), and its consolidated subsidiaries. AAWW is the parent company of our principal operating subsidiary, Atlas Air, Inc. (“Atlas”), and several subsidiaries related to our dry leasing services (collectively referred to as “Titan”). AAWW also has a 51% equity interest and 75% voting interest in Polar Air Cargo Worldwide, Inc. (“Polar”). We record our share of Polar’s results under the equity method of accounting. Polar is a variable interest entity that we do not consolidate because we are not the primary beneficiary and we generally do not have any financial exposure to fund debt obligations or operating losses of Polar (see Note 3 for further discussion).

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

The accompanying unaudited consolidated financial statements and related notes (the “Financial Statements”) have been prepared in accordance with the U.S. Securities and Exchange Commission (the “SEC”) requirements for quarterly reports on Form 10-Q, and consequently exclude certain disclosures normally included in audited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Intercompany accounts and transactions have been eliminated. The Financial Statements should be read in conjunction with the audited consolidated financial statements and the notes included in the AAWW Annual Report on Form 10-K for the year ended December 31, 2021, which includes additional disclosures and a summary of our significant accounting policies. The December 31, 2021 balance sheet data was derived from that Annual Report. In our opinion, these Financial Statements include all adjustments, consisting of normal recurring items, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows.

Our quarterly results are subject to seasonal and other fluctuations, including fluctuations resulting from the global COVID-19 pandemic and the operating results for any quarter are therefore not necessarily indicative of results that may be otherwise expected for the entire year.

Except for per share data, all dollar amounts are in thousands unless otherwise noted.

2. Summary of Significant Accounting Policies

Heavy Maintenance

Except as described in the paragraph below, we account for heavy maintenance costs for airframes and engines using the direct expense method. Under this method, heavy maintenance costs are charged to expense upon induction, based on our best estimate of the costs after considering multiple factors, including historical costs, experience and information provided by third-party maintenance providers. These estimates may be subsequently adjusted for changes and the final determination of actual costs incurred. As of March 31, 2022 and December 31, 2021, Accrued heavy maintenance was $90.1 million and $79.6 million, respectively.

We account for heavy maintenance costs for airframes and engines used in our Dry Leasing segment and engines used on our 747-8F and 777-200 aircraft using the deferral method. Under this method, we defer the expense recognition of scheduled heavy maintenance events, which are amortized over the shorter of the estimated period until the next scheduled heavy maintenance event is required or remaining lease term. Amortization of deferred maintenance expense included in Depreciation and amortization was $11.1 million and $12.0 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

Deferred maintenance included within Deferred costs and other assets is as follows:

Balance as of December 31, 2021	$180,675
Deferred maintenance costs	5,933
Special charge (1)	(1,628)
Amortization of deferred maintenance	(11,122)
Balance as of March 31, 2022	$173,858

(1) See Note 6 for further discussion.

Property and Equipment

Committed capital expenditures are expected to be $659.9 million in 2022 and $359.7 million in 2023. These expenditures include delivery payments for our January 2021 agreement to purchase four 747-8F aircraft from The Boeing Company (“Boeing”), the first of these aircraft is expected to be delivered during the second quarter of 2022 and the remaining three throughout 2022. These amounts also include pre-delivery payments for our December 2021 agreement to purchase four new 777-200LRF aircraft from Boeing, the first of these aircraft is expected to be delivered late in the fourth quarter of 2022 and the remaining three throughout 2023. In addition, the amounts include other agreements to acquire spare engines.

Payroll Support Program under the CARES Act

In May 2020, two subsidiaries of the Company, Atlas and Southern Air, Inc. (“Southern Air”, and together with Atlas, the “PSP Recipients”) entered into an agreement with the U.S. Treasury (the "PSP Agreement") with respect to payroll support funding available to cargo carriers under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). AAWW also entered into a Warrant Agreement (the “Warrant Agreement”) with the U.S. Treasury, and AAWW issued a senior unsecured promissory note to the U.S. Treasury (the “Promissory Note”), with the PSP Recipients as guarantor.

In connection with the payroll support funding received in 2020 under the PSP Agreement, we issued warrants to the U.S. Treasury to acquire up to 625,452 shares of our common stock. The warrants will expire in 2025 on the fifth anniversary of the issue date of each warrant. As of March 31, 2022, no portion of the warrants have been exercised.

We initially recognized deferred grant income within Accrued liabilities for the difference between the payroll support funding received in 2020 under the PSP Agreement and the amounts recorded for the Promissory Note and the Warrant Agreement. All grant income has been subsequently recognized within Other (income) expense, net in the consolidated statement of operations on a pro-rata basis over the periods that the qualifying employee wages, salaries and benefits were paid. During the three months ended March 31, 2021, we recognized the remaining $40.9 million of deferred grant income within Other (income) expense, net in the consolidated statement of operations.

Recent Accounting Pronouncement Adopted in 2022

In August 2020, the Financial Accounting Standards Board amended its accounting guidance for certain financial instruments with characteristics of liabilities and equity, including convertible debt instruments. For convertible debt with a cash conversion feature, the amended guidance removes the accounting model to separately account for the liability and equity components, which resulted in the amortization of a debt discount to interest expense. Under this amended guidance, such convertible debt is accounted for as a single debt instrument with no amortization of a debt discount, unless certain other conditions are met. The amended guidance also requires the use of the if-converted method when calculating the dilutive impact of convertible debt on earnings per share. Effective January 1, 2022, we adopted the amended guidance using the modified retrospective approach, under which the guidance was applied only to the most current period presented. On January 1, 2022, we recorded an increase of $31.0 million to the carrying value of our convertible notes, a reduction of $6.9 million to deferred tax liabilities, a reduction of $92.6 million to Additional paid-in capital and an increase of $68.5 million to Retained earnings for the cumulative effect of adoption.

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

The following table summarizes our transactions and balances with Polar:

	For the Three Months Ended
Revenue and Expenses:	March 31, 2022	March 31, 2021
Revenue from Polar	$81,519	$77,256
Ground handling and airport fees to Polar	1,087	882

Accounts receivable/payable as of:	March 31, 2022	December 31, 2021
Receivables from Polar	$19,996	$22,311
Payables to Polar	610	3,082

Aggregate Carrying Value of Polar Investment as of:	March 31, 2022	December 31, 2021
Aggregate Carrying Value of Polar Investment	$4,870	$4,870

In addition to the amounts in the table above, Atlas recognized revenue from flying on behalf of Polar of $40.7 million and $54.1 million for the three months ended March 31, 2022 and 2021, respectively.

Dry Leasing Joint Venture

We hold a 10% interest in a joint venture with an unrelated third party, which we entered into in December 2019, to develop a diversified freighter aircraft dry leasing portfolio. Through Titan, we provide aircraft and lease management services to the joint venture for fees based upon aircraft assets under management, among other things. Our investment in the joint venture is accounted for under the equity method of accounting. Under the joint venture, we have a commitment to provide up to $40.0 million of capital contributions before December 2022, of which $10.0 million has been contributed as of March 31, 2022. Our maximum exposure to losses from the entity is limited to our investment.

The following table summarizes our transactions and balances with our dry leasing joint venture:

	For the Three Months Ended
Revenue and Expenses:	March 31, 2022	March 31, 2021
Revenue from dry leasing joint venture	$338	$1,324
Aircraft rent to dry leasing joint venture	2,250	2,250

Aggregate Carrying Value of Joint Venture as of:	March 31, 2022	December 31, 2021
Aggregate Carrying Value of Dry Leasing Joint Venture	$8,814	$8,448

Parts Joint Venture

We hold a 50% interest in a joint venture with an unrelated third party to purchase rotable parts and provide repair services for those parts, primarily for 747-8F aircraft. The joint venture is a variable interest entity and we have not consolidated the joint venture because we are not the primary beneficiary as we do not exercise financial control. Our investment in the joint venture is accounted for under the equity method of accounting and was $17.7 million as of March 31, 2022 and $19.2 million as of December 31, 2021. Our maximum exposure to losses from the entity is limited to our investment, which is composed primarily of rotable inventory parts. The joint venture does not have any third-party debt obligations. We had Accounts receivable from the joint venture of $0.2 million as of March 31, 2022 and $0.3 million as of December 31, 2021. We had Accounts payable to the joint venture of $1.1 million as of March 31, 2022 and $1.2 million as of December 31, 2021.

4. Amazon

In May 2016, we entered into certain agreements with Amazon.com, Inc. and its subsidiary, Amazon Fulfillment Services, Inc., (collectively “Amazon”), which involve, among other things, CMI operation of up to 20 Boeing 767-300 freighter aircraft for Amazon by Atlas, as well as Dry Leasing by Titan. The Dry Leases have a term of ten years from the commencement of each agreement, while the CMI operations are for seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years). As of March 31, 2022, 19 767-300 freighters were in Dry Lease service, of which 17 were operating in CMI service.

In conjunction with the agreements entered into in May 2016, we granted Amazon a warrant providing the right to acquire up to 20% of our outstanding common shares, as of the date of the agreements, after giving effect to the issuance of shares pursuant to the warrants, at an exercise price of $37.34 per share, as adjusted (“Warrant A”). All 7.5 million shares, as adjusted, vested in full and have been exercised.

The agreements entered into in May 2016 also provided incentives for future growth of the relationship as Amazon may increase its business with us. In that regard, we granted Amazon a warrant to acquire up to an additional 10% of our outstanding common shares, as of the date of the agreements, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $37.34 per share, as adjusted (“Warrant B”). This warrant to purchase 3.77 million shares, as adjusted, will vest in increments of 37,660 shares, as adjusted, each time Amazon has paid $4.2 million of revenue to us, up to a total of $420.0 million, for incremental business beyond the original 20 767-300 freighters. As of March 31, 2022, 1,129,800 shares, as adjusted, of Warrant B have vested, of which 564,900 shares remain unexercised. Warrant B will expire if not exercised in accordance with its terms by May 4, 2023.

In March 2019, we amended the agreements entered into in 2016 with Amazon, pursuant to which we began providing CMI services using Boeing 737-800 freighter aircraft provided by Amazon. The 737-800 CMI operations are for a term of seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years). As of March 31, 2022, eight 737-800 freighter aircraft were operating in CMI service.

In connection with the amended agreements, we granted Amazon a warrant to acquire up to an additional 9.9% of our outstanding common shares, as of the date of the agreements, after giving effect to the issuance of shares pursuant to the warrant, for an exercise price of $52.67 per share, as adjusted (“Warrant C”). Only if Warrant B vests in full, this warrant to purchase 6.66 million shares, as adjusted, would vest in increments of 45,623 shares, as adjusted, each time Amazon has paid $6.9 million of revenue to us, up to a total of $1.0 billion, for incremental business beyond Warrant A and Warrant B. As of March 31, 2022, no portion of Warrant C has vested. Warrant C will expire if not exercised in accordance with its terms by March 27, 2026. Further, in the event that Warrant B does not vest in full on or prior to its May 4, 2023 expiration, then Warrant C will no longer be exercisable by Amazon as of that date.

While Amazon would be entitled to vote the shares it owns up to 14.9% of our outstanding common shares, in its discretion, it would be required to vote any shares it owns in excess of 14.9% of our outstanding common shares in accordance with the recommendation of our board of directors.

We amortized $10.1 million and $10.5 million of the customer incentive asset as a reduction of Operating Revenue for the three months ended March 31, 2022 and 2021, respectively.

Customer incentive asset included within Deferred costs and other assets is as follows:

Balance at December 31, 2021	$96,177
Initial value for estimate of vested or expected to vest warrants	4,304
Amortization of customer incentive asset	(10,051)
Ending balance at March 31, 2022	$90,430

5. Supplemental Financial Information

Accounts Receivable

Accounts receivable, net of allowance for expected credit losses related to customer contracts, excluding Dry Leasing contracts, was $252.7 million as of March 31, 2022 and $248.4 million as of December 31, 2021.

Allowance for expected credit losses, included within Accounts receivable, is as follows:

Beginning balance at December 31, 2021	$4,003
Bad debt recovery	(15)
Amounts written off, net of recoveries	190
Ending balance at March 31, 2022	$4,178

Accrued Liabilities

Accrued liabilities consisted of the following as of:

	March 31, 2022	December 31, 2021
Salaries, wages and benefits	$175,389	$211,801
Maintenance	140,947	135,133
Customer maintenance reserves	91,826	87,565
Aircraft fuel	59,689	40,855
Deferred revenue	47,577	58,616
Other	99,706	108,008
Accrued liabilities	$615,134	$641,978

Revenue Contract Liability

Deferred revenue for customer contracts, excluding Dry Leasing contracts, represents amounts collected from, or invoiced to, customers in advance of revenue recognition. The balance of Deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.

Significant changes in Deferred Revenue liability balances during the three months ended March 31, 2022 were as follows:

Balance as of December 31, 2021	$52,647
Revenue recognized	(106,640)
Amounts collected or invoiced	90,582
Balance as of March 31, 2022	$36,589

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total shown in the consolidated statements of cash flows:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$730,349	$910,965
Restricted cash	10,554	10,052
Total Cash, cash equivalents and restricted cash shown in Consolidated Statements of Cash Flows	$740,903	$921,017

6. Special Charge and Assets Held For Sale

Special Charge

In March 2022, we recorded a $2.6 million charge related to two CF60-80 engines Dry Leased to a customer.

Assets Held For Sale

As of December 31, 2021, we had six spare CF6-80 engines with a carrying value of $5.5 million classified as held for sale within Prepaid expense, assets held for sale and other current assets in the consolidated balance sheets. During the three months ended March 31, 2022, we received proceeds of $11.7 million and recognized a net gain of $6.2 million from the completion of the sale of the six spare CF6-80 engines within Loss (gain) on the disposal of flight equipment in the consolidated statement of operations.

7. Debt

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

Taken together, the purchases of the convertible note hedges and the sales of the warrants are intended to offset any economic dilution from the conversion of each of the Convertible Notes when the stock price is below the exercise price of the respective warrants and to effectively increase the overall conversion prices from $74.05 to $95.01 per share for the 2015 Convertible Notes and from $61.08 to $92.20 per share for the 2017 Convertible Notes.

On or after the earliest conversion date until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or a portion of its Convertible Notes. Upon conversion, each of the Convertible Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Our current intent and policy is to settle conversions with a combination of cash and shares of common stock with the principal amounts of the Convertible Notes paid in cash. Effective September 1, 2021, the 2015 Convertible Notes became convertible and all conversions are required to be settled in cash for the principal amount.

The price of our common stock was greater than or equal to 130% of the conversion price of the 2017 Convertible Notes for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the quarter ended March 31, 2022. Therefore, our 2017 Convertible Notes continue to be convertible at the holders’ option through June 30, 2022. The impact of the 2017 Convertible Notes on our liquidity will depend on the settlement method we elect. As discussed above, our intent and policy is to settle conversions with a combination of cash and shares of common stock with the principal amount of the Convertible Notes paid in cash.

Through December 31, 2021, we separately accounted for the liability and equity components of the Convertible Notes based on their relative values. Debt issuance costs related to the issuance of the Convertible Notes were also previously allocated to the liability and equity components based on their relative values. With the adoption of the amended accounting guidance for convertible notes on January 1, 2022 (see Note 2 for further discussion), amounts, including debt issuance costs, that were previously classified within equity were reclassified to the liability component, net of any remaining unamortized amounts. Debt issuance costs are amortized to interest expense using the effective interest method over the term of each of the Convertible Notes.

The Convertible Notes consisted of the following as of March 31, 2022:

	2015 Convertible Notes	2017 Convertible Notes
Remaining life in months	2	26
Earliest conversion date	September 1, 2021	September 1, 2023
Gross proceeds	$224,500	$289,000
Less: debt issuance cost, net of amortization	(162)	(2,300)
Net carrying amount	$224,338	$286,700

The following table presents the amount of interest expense recognized related to the Convertible Notes:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Contractual interest coupon	$2,618	$2,618
Amortization of debt discount	-	4,671
Amortization of debt issuance costs	509	402
Total interest expense recognized	$3,127	$7,691

Revolving Credit Facility

In December 2021, we amended and extended our previous three-year $200.0 million secured revolving credit facility into a new four-year $250.0 million secured revolving credit facility (the “Revolver”) for general corporate purposes. As of March 31, 2022, there were no amounts outstanding and we had $250.0 million of unused availability, based on the collateral borrowing base.

Other Debt

In April 2022, we refinanced a term loan secured by a 747-8F aircraft and received proceeds of $90.0 million from a financing with an 84-month term for this aircraft at a blended fixed rate of 3.86%, with principal and interest payable quarterly. We used $45.7 million of the proceeds to repay a term loan in full. In connection with entry into this financing, we paid usual and customary commitment and other fees. While the financing involved a sale and leaseback of the aircraft, it did not qualify as a sale for accounting purposes.

8. Income Taxes

The effective income tax rates were 22.8% and 23.7% for the three months ended March 31, 2022 and 2021, respectively. These rates differed from the U.S. statutory rate primarily due to state income taxes and certain expenses that are not deductible for tax purposes. For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate.

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

Term loans and notes consist of term loans, notes guaranteed by the Export-Import Bank of the United States, a promissory note issued to the U.S. Treasury and other financings. The fair values of these debt instruments and the Revolver are based on a discounted cash flow analysis using current borrowing rates for instruments with similar terms.

The fair value of our Convertible Notes is based on unadjusted quoted market prices for these securities.

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	March 31, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$730,349	$730,349	$730,349	$-	$-
Restricted cash	10,554	10,554	10,554	-	-
	$740,903	$740,903	$740,903	$-	$-

Liabilities
Term loans and notes	$1,567,188	$1,563,797	$-	$-	$1,563,797
Convertible notes (1)	511,038	694,569	694,569	-	-
	$2,078,226	$2,258,366	$694,569	$-	$1,563,797

	December 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$910,965	$910,965	$910,965	$-	$-
Restricted cash	10,052	10,052	10,052	-	-
	$921,017	$921,017	$921,017	$-	$-

Liabilities
Term loans and notes	$1,638,311	$1,690,675	$-	$-	$1,690,675
Convertible notes (2)	479,573	758,424	758,424	-	-
	$2,117,884	$2,449,099	$758,424	$-	$1,690,675

(1) Carrying value is net of debt issuance costs (see Note 7).

(2) Carrying value is net of debt discounts and debt issuance costs (see Note 7).

10. Segment Reporting

We currently have the following two operating and reportable segments: Airline Operations and Dry Leasing, both of which are directly or indirectly engaged in the business of air transportation services but have different commercial and economic characteristics. Each operating segment is separately reviewed by our chief operating decision maker to assess operating results and make resource allocation decisions. We do not aggregate our operating segments and, therefore, our operating segments are our reportable segments.

We use an economic performance metric called Direct Contribution, which shows the profitability of each segment. Direct Contribution includes Income before income taxes and excludes the following: Special charges, Transaction-related expenses, nonrecurring items, Loss (gain) on the disposal of flight equipment, Losses on early extinguishment of debt, Unrealized loss on financial instruments and Unallocated income and expenses, net. Direct operating and ownership costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense on the portion of debt used for financing aircraft, interest income on debt securities and aircraft depreciation. Unallocated income and expenses, net include corporate overhead, nonaircraft depreciation, noncash expenses and income, interest expense on the portion of debt used for general corporate purposes, interest income on nondebt securities, capitalized interest, foreign exchange gains and losses, other revenue, other non-operating costs and CARES Act grant income.

The following table sets forth Operating Revenue and Direct Contribution for our reportable segments reconciled to Operating Income and Income before income taxes:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Operating Revenue:
Airline Operations	$995,355	$826,240
Dry Leasing	46,170	40,364
Customer incentive asset amortization	(10,051)	(10,481)
Other	5,682	5,177
Total Operating Revenue	$1,037,156	$861,300

Direct Contribution:
Airline Operations	$185,818	$169,150
Dry Leasing	16,909	10,564
Total Direct Contribution for Reportable Segments	202,727	179,714

Unallocated income and (expenses), net	(100,739)	(61,535)
Unrealized (loss) on financial instruments	-	(113)
Special charge	(2,633)	-
Transaction-related expenses	-	(201)
Gain (loss) on disposal of flight equipment	6,240	(16)
Income before income taxes	105,595	117,849

Add back (subtract):
Interest income	(240)	(211)
Interest expense	20,423	27,180
Capitalized interest	(3,764)	(1,271)
Unrealized loss on financial instruments	-	113
Other (income) expense, net	(618)	(39,456)
Operating Income	$121,396	$104,204

The following table disaggregates our Airline Operations segment revenue by customer and service type:

	For the Three Months Ended
	March 31, 2022			March 31, 2021
	Cargo	Passenger	Total	Cargo	Passenger	Total
Commercial customers	$903,282	$1,625	$904,907	$713,211	$2,879	$716,090
AMC	29,289	61,159	90,448	45,312	64,838	110,150
Total Airline Operations Revenue	$932,571	$62,784	$995,355	$758,523	$67,717	$826,240

Given the nature of our business and international flying, geographic information for revenue, long-lived assets and total assets is not presented because it is impracticable to do so.

We are exposed to a concentration of revenue from the U.S. Military Air Mobility Command (“AMC”), Polar and DHL (see above for the AMC and Note 3 for further discussion regarding Polar). No other customer accounted for more than 10.0% of our Total Operating Revenue. Revenue from DHL was $135.6 million and $158.7 million for the three months ended March 31, 2022 and 2021, respectively. We have not experienced any credit issues with these customers.

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

In March 2022, we signed a new five-year CBA with our pilots, effective as of September 2021. This long-term CBA was reached through a binding arbitration process, with the arbitrator’s decision being issued on September 10, 2021. The new pay rates became effective as of September 1, 2021, and we are continuing to work closely together with the union’s new leadership on the final implementation of certain remaining provisions of the CBA. Under this industry competitive agreement, all of our pilots are receiving significantly higher pay, quality of life improvements and enhanced benefits.

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

Brazilian Customs Claim

Old Polar was cited for an alleged customs violation in Sao Paulo, Brazil, relating to shipments of goods dating back to asserting that goods listed on the flight manifest of an Old Polar scheduled service flight were not properly presented to customs upon arrival and therefore were improperly brought into Brazil. The claim, which also seeks unpaid customs duties, taxes and penalties from the date of the alleged infraction, is approximately $2.1 million in aggregate based on March 31, 2022 exchange rates.

Old Polar has presented evidence that certain of the alleged missing goods were in fact never onboard the aircraft (due to a change in plans by the relevant shipper) and thus no customs duties should be due. Further, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. As required to defend this claim, we have made deposits pending resolution of the matter. The balance was $3.8 million as of March 31, 2022 and $3.2 million as of December 31, 2021, and is included in Deferred costs and other assets.

We are currently defending this and other Brazilian customs claims and the ultimate disposition of these claims, either individually or in the aggregate, is not expected to materially affect our financial condition, results of operations or cash flows.

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

In February 2022, our board of directors approved the establishment of a new stock repurchase program authorizing the repurchase of up to a total of $200.0 million of our common stock. Purchases may be made at management's discretion in the form of accelerated share repurchase programs, open market repurchase programs, privately negotiated transactions or a combination of these methods.

In February 2022, we paid $100.0 million and received an initial delivery of 1,061,257 shares pursuant to an accelerated share repurchase program agreement with a financial institution for the repurchase of our common stock (the “ASR”). We accounted for this ASR as a repurchase of common stock and as a forward contract indexed to our own common stock. We determined that the forward contract met all of the applicable criteria for equity classification and, therefore, this ASR was not accounted for as a derivative instrument.

In April 2022, the ASR was settled and we received an additional 172,887 shares of common stock. In the aggregate, we repurchased 1,234,144 shares for $100.0 million at an average cost of $81.03 per share under this ASR. The total number of shares of common stock repurchased by us was based on the volume-weighted average price of the common stock during the term of the ASR Agreement, less a pre-determined discount.

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

The calculations of basic and diluted EPS were as follows:

	For the Three Months Ended
Numerator:	March 31, 2022	March 31, 2021
Net Income	$81,511	$89,933
Plus: Interest expense on convertible notes, net of tax	1,046	-
Unrealized loss on financial instruments, net of tax	-	112
Diluted net income	$82,557	$90,045

Denominator:
Basic EPS weighted average shares outstanding	28,854	28,491
Effect of dilutive:
Convertible notes	5,031	-
Warrants	609	751
Restricted stock	196	236
Diluted EPS weighted average shares outstanding	34,690	29,478

Earnings per share:
Basic	$2.82	$3.16
Diluted	$2.38	$3.05

Antidilutive shares related to warrants issued in connection with our Convertible Notes or to customers that were out of the money and excluded from the calculation of diluted EPS were zero for the three months ended March 31, 2022, and 7.8 million for the three months ended March 31, 2021. Diluted shares reflect the potential dilution that could occur from restricted shares using the treasury stock method. The calculation of EPS does not include restricted share units and customer warrants in which performance or market conditions were not satisfied of 9.4 million for the three months ended March 31, 2022 and 10.1 million for the three months ended March 31, 2021.

14. Accumulated Other Comprehensive Income

The following table summarizes the components of Accumulated other comprehensive income:

	Interest Rate	Foreign Currency
	Derivatives	Translation	Total
Balance as of December 31, 2020	$(1,913)	$9	$(1,904)
Reclassification to interest expense	268	-	268
Tax effect	(64)	-	(64)
Balance as of March 31, 2021	$(1,709)	$9	$(1,700)

Balance as of December 31, 2021	$(520)	$9	$(511)
Reclassification to interest expense	105	-	105
Tax effect	(27)	-	(27)
Balance as of March 31, 2022	$(442)	$9	$(433)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Financial Statements appearing in this report and our audited consolidated financial statements and related notes included in our 2021 Annual Report on Form 10-K.

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

See “Business Overview” and “Business Strategy” in our 2021 Annual Report on Form 10-K for additional information.

Business Developments

Our Airline Operations results for the first quarter of 2022, compared with 2021, were positively impacted by higher commercial charter cargo Yields, net of fuel, including the impact of expanding and enhancing our relationships with strategic customers through new and extended long-term contracts. These higher Yields were driven by strong customer demand that was further enhanced by the continued reduction of available cargo capacity in the market provided by passenger airlines and the disruption of global supply chains due to the COVID-19 pandemic. Block Hours flown during the quarter decreased as we reduced less profitable smaller gauge CMI service flying and experienced operational disruptions due to the COVID-19 pandemic. We are closely monitoring the COVID-19 pandemic and taking numerous precautions to ensure the safety of our operations around the world and mitigate the impact of any disruptions, including continuously adjusting routes to limit exposure to regions significantly impacted.

We manage our fleet to profitably serve our customers with modern, efficient aircraft and have entered into the following transactions to secure capacity to meet strong customer demand.

•
In January 2021, we signed an agreement with Boeing for the purchase of four new 747-8F aircraft. The first of these aircraft is expected to be delivered during the second quarter of 2022 and the remaining three throughout 2022. All four of these aircraft have been placed with customers under long-term agreements.
•
Between May and October 2021, we acquired six of our existing 747-400 freighter aircraft that were previously on lease to us. In May and June of 2021, we reached agreement with several of our lessors to purchase five of our other 747-400 freighters at the end of their existing lease terms, one of which was acquired in March 2022. The acquisition of the remaining four aircraft will be completed between May and December 2022.
•
In December 2021, we signed an agreement with Boeing for the purchase of four new 777-200LRF aircraft. The first of these aircraft is expected to be delivered late in the fourth quarter of 2022 and the remaining three throughout 2023.

We continually assess our aircraft requirements and will make adjustments to our capacity as necessary. Some of these actions may involve grounding or disposing of aircraft or engines, which could result in asset impairments or other charges in future periods.

In March 2022, we signed a new five-year CBA with our pilots, effective as of September 2021. Under this industry competitive agreement, all of our pilots are receiving significantly higher pay, quality of life improvements and enhanced benefits. Labor costs arising from the new CBA are materially greater than the costs under our previous CBAs with our pilots (see Note 11 to our Financial Statements for further discussion).

Given the dynamic nature of the COVID-19 pandemic, the financial impact cannot be reasonably estimated at this time. We have incurred and expect to incur significant additional costs, including higher premium pay for pilots operating in certain areas significantly impacted by the COVID-19 pandemic and other operational costs, including costs for continuing to provide a safe working environment for our employees. In addition, COVID-19-related airport closures, employees who are unable to work, vaccine mandates, disruption of operations by our third-party service providers, availability of hotels and restaurants, ground handling delays or reductions in passenger flights by other airlines globally, have impacted and could further impact our ability to position employees to operate and fully utilize all of our aircraft. The continuation or worsening of the aforementioned and other factors could materially affect our results for the duration of the COVID-19 pandemic.

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

Three Months Ended March 31, 2022 and 2021

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) for the three months ended March 31:

Segment Operating Fleet	2022	2021	Inc/(Dec)
Airline Operations*
747-8F Cargo	10.0	10.0	-
747-400 Cargo	34.5	33.6	0.9
747-400 Dreamlifter	0.3	1.2	(0.9)
747-400 Passenger	4.9	4.9	-
777-200 Cargo	9.0	9.0	-
767-300 Cargo	24.0	24.0	-
767-300 Passenger	5.3	5.0	0.3
767-200 Cargo	-	5.6	(5.6)
767-200 Passenger	-	0.6	(0.6)
737-800 Cargo	8.0	8.0	-
Total	96.0	101.9	(5.9)

Dry Leasing
777-200 Cargo	7.0	7.0	-
767-300 Cargo	21.0	21.0	-
737-300 Cargo	-	1.0	(1.0)
Total	28.0	29.0	(1.0)

Less: Aircraft Dry Leased to CMI customers	(21.0)	(21.0)	-
Total Operating Average Aircraft Equivalents	103.0	109.9	(6.9)

* Airline Operations average fleet excludes spare aircraft provided by CMI customers.

Block Hours	2022	2021	Inc/(Dec)	% Change
Total Block Hours**	82,626	88,523	(5,897)	(6.7)%

** Includes Airline Operations and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue for the three months ended March 31 (in thousands):

	2022	2021	Inc/(Dec)	% Change
Operating Revenue
Airline Operations	$995,355	$826,240	$169,115	20.5%
Dry Leasing	46,170	40,364	5,806	14.4%
Customer incentive asset amortization	(10,051)	(10,481)	(430)	(4.1)%
Other	5,682	5,177	505	9.8%
Total Operating Revenue	$1,037,156	$861,300

Airline Operations

	2022	2021	Inc/(Dec)	% Change
Block Hours
Cargo	78,425	83,110	(4,685)	(5.6)%
Passenger	3,306	3,648	(342)	(9.4)%
Total Airline Operations	81,731	86,758	(5,027)	(5.8)%

Revenue Per Block Hour
Airline Operations	$12,178	$9,524	$2,654	27.9%
Cargo	$11,891	$9,127	$2,764	30.3%
Passenger	$18,991	$18,563	$428	2.3%

Airline Operations revenue increased $169.1 million, or 20.5%, primarily due to an increase in Revenue per Block Hour, partially offset by a reduction in Block Hours. Revenue per Block Hour rose primarily due to higher Yields, net of fuel, including the impact of new and extended long-term contracts, as well as higher fuel prices. Block Hours flown decreased as we reduced less profitable smaller gauge CMI service flying and experienced operational disruptions due to the COVID-19 pandemic.

Dry Leasing

Dry Leasing revenue increased $5.8 million, or 14.4%, primarily due to $5.0 million of revenue from maintenance payments related to the scheduled return of an aircraft, which was subsequently sold during the quarter.

Operating Expenses

The following table compares our Operating Expenses for the three months ended March 31 (in thousands):

	2022	2021	Inc/(Dec)	% Change
Operating Expenses
Salaries, wages and benefits	$298,019	$202,614	$95,405	47.1%
Aircraft fuel	244,337	163,551	80,786	49.4%
Maintenance, materials and repairs	118,899	121,133	(2,234)	(1.8)%
Depreciation and amortization	72,202	67,789	4,413	6.5%
Travel	42,768	37,672	5,096	13.5%
Navigation fees, landing fees and other rent	39,354	44,887	(5,533)	(12.3)%
Passenger and ground handling services	34,936	40,065	(5,129)	(12.8)%
Aircraft rent	12,995	20,756	(7,761)	(37.4)%
Loss (gain) on disposal of flight equipment	(6,240)	16	6,256	NM
Special charge	2,633	-	2,633	NM
Transaction-related expenses	-	201	(201)	NM
Other	55,857	58,412	(2,555)	(4.4)%
Total Operating Expenses	$915,760	$757,096

NM represents year-over-year changes that are not meaningful.

Salaries, wages and benefits increased $95.4 million, or 47.1%, primarily due to increased pilot costs related to our new CBA and higher premium pay for pilots operating in certain areas significantly impacted by the COVID-19 pandemic.

Aircraft fuel increased $80.8 million, or 49.4%, primarily due to an increase in the average fuel cost per gallon and lower consumption related to decreased Charter flying. Our exposure to fluctuations in fuel price is generally limited to the shorter-term commercial portion of our Charter services, as fuel risk is largely mitigated by price adjustments, including those based on indexed fuel prices for longer-term commercial charter contracts. We do not incur fuel expense in providing ACMI and CMI services or in our Dry Leasing business as the cost of fuel is borne by the customer. Similarly, we generally have no fuel price risk for AMC charters because the price is set under our contract with the AMC, and we receive or make payments to adjust for price increases and decreases from the contractual rate. Average fuel cost per gallon and fuel consumption for the three months ended March 31 were:

	2022	2021	Inc/(Dec)	% Change
Average fuel cost per gallon	$2.74	$1.71	$1.03	60.2%
Fuel gallons consumed (000s)	89,199	95,586	(6,387)	(6.7)%

Maintenance, materials and repairs decreased $2.2 million, or 1.8%, primarily reflecting $10.9 million of reduced Line Maintenance, partially offset by $8.8 million of increased Heavy Maintenance expense. Line Maintenance decreased primarily due to the reduction in flying. Heavy Maintenance expense on 747-400 aircraft increased $10.7 million primarily due to increases in the number of engine overhauls and D Checks, partially offset by a decrease in the number of C Checks. Heavy Maintenance expense on 747-8F aircraft decreased $3.1 million primarily due to a decrease in the number of D Checks, partially offset by an increase in the number of C Checks. Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the three months ended March 31 were:

Heavy Maintenance Events	2022	2021	Inc/(Dec)
747-8F C Checks	2	-	2
747-400 C Checks	4	5	(1)
777-200 C Checks	1	-	1
767 C Checks	2	2	-
747-8F D Checks	-	2	(2)
747-400 D Checks	2	1	1
CF6-80 engine overhauls	3	1	2
PW4000 engine overhauls	-	1	(1)

Depreciation and amortization increased $4.4 million, or 6.5%, primarily due to an increase in depreciation related to the acquisition of 747-400 freighter aircraft throughout 2021 that were previously on lease to us and changes in 747-400 freighter aircraft leases in 2021.

Travel increased $5.1 million, or 13.5%, primarily due to increased rates.

Navigation fees, landing fees and other rent decreased $5.5 million, or 12.3%, primarily due to decreased flying.

Passenger and ground handling services decreased $5.1 million, or 12.8%, primarily due to decreased flying and lower rates.

Aircraft rent decreased $7.8 million, or 37.4%, primarily due the acquisition of 747-400 freighter aircraft throughout 2021 that were previously on lease to us and changes in 747-400 freighter aircraft leases in 2021.

Gain on disposal of flight equipment in 2022 represented a gain from the sale of six spare CF6-80 engines previously classified as assets held for sale (see Note 6 to our Financial Statements).

Special charge in 2022 represented a charge related to two CF6-80 engines Dry Leased to a customer.

Other decreased $2.6 million, or 4.4%, primarily due to a decrease in professional fees incurred in 2021 related to costs associated with negotiations and arbitration for a new CBA (see Note 11 to our Financial Statements).

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended March 31 (in thousands):

	2022	2021	Inc/(Dec)	% Change
Non-operating Expenses (Income)
Interest income	$(240)	$(211)	$29	13.7%
Interest expense	20,423	27,180	(6,757)	(24.9)%
Capitalized interest	(3,764)	(1,271)	2,493	NM
Unrealized loss on financial instruments	-	113	(113)	NM
Other (income) expense, net	(618)	(39,456)	(38,838)	(98.4)%

Interest expense decreased $6.8 million, or 24.9%, primarily due to the adoption of the amended accounting guidance for convertible notes on January 1, 2022 (see Note 2 to our Financial Statements) and the scheduled repayment of debt.

Capitalized interest increased $2.5 million primarily due to pre-delivery deposits related to our January 2021 agreement to purchase four 747-8F aircraft and our December 2021 agreement to purchase four 777-200LRF aircraft from Boeing (see Note 2 to our Financial Statements).

Other (income) expense, net decreased primarily due to $40.9 million in CARES Act grant income in 2021 (see Note 2 to our Financial Statements).

Income taxes. The effective income tax rates were 22.8% and 23.7% for the three months ended March 31, 2022 and 2021, respectively. The rate for the three months ended March 31, 2022 and 2021 differed from the U.S. statutory rate primarily due to state income taxes and certain expenses that are not deductible for tax purposes.

Segments

The following table compares the Direct Contribution for our reportable segments for the three months ended March 31 (see Note 10 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2022	2021	Inc/(Dec)	% Change
Direct Contribution
Airline Operations	$185,818	$169,150	$16,668	9.9%
Dry Leasing	16,909	10,564	6,345	60.1%
Total Direct Contribution	$202,727	$179,714	$23,013	12.8%

Unallocated expenses and (income), net	$100,739	$61,535	$39,204	63.7%

Airline Operations Segment

Airline Operations Direct Contribution increased $16.7 million, or 9.9%, primarily due to increased Yields, net of fuel, including the impact of new and extended long-term contracts. Partially offsetting these improvements were increased pilot costs related to our new CBA and higher premium pay for pilots operating in certain areas significantly impacted by the COVID-19 pandemic.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $6.3 million, or 60.1%, primarily due to $5.0 million of revenue from maintenance payments related to the scheduled return of an aircraft and lower interest expense related to the scheduled repayment of debt.

Unallocated expenses and (income), net

Unallocated expenses and (income), net increased $39.2 million, or 63.7%, primarily due to $40.9 million in CARES Act grant income recognized in 2021 (see Note 2 to our Financial Statements).

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

The following is a reconciliation of Net Income and Diluted EPS to the corresponding non-GAAP financial measures (see Note 13 to our Financial Statements for the calculation of Diluted EPS) (in thousands, except per share data):

	For the Three Months Ended
	March 31, 2022	March 31, 2021	Percent Change
Net Income	$81,511	$89,933	(9.4)%
Impact from:
CARES Act grant income (a)	-	(40,944)
Customer incentive asset amortization	10,051	10,481
Adjustments to CBA paid time-off benefits (b)	2,154	-
Special charge (c)	2,633	-
Noncash expenses and income, net (d)	-	4,672
Unrealized loss on financial instruments	-	113
Other, net (e)	(6,240)	329
Income tax effect of reconciling items	(1,329)	7,631
Adjusted Net Income	$88,780	$72,215	22.9%

Weighted average diluted shares outstanding	34,690	29,478
Less: effect of convertible notes hedges (f)	(5,031)	-
Adjusted weighted average diluted shares outstanding	29,659	29,478
Adjusted Diluted EPS	$2.99	$2.45	22.0%

	For the Three Months Ended
	March 31, 2022	March 31, 2021	Percent Change
Net Income	$81,511	$89,933	(9.4)%
Interest expense, net	16,419	25,698
Depreciation and amortization	72,202	67,789
Income tax expense	24,084	27,916
EBITDA	194,216	211,336
CARES Act grant income (a)	-	(40,944)
Customer incentive asset amortization	10,051	10,481
Adjustments to CBA paid time-off benefits (b)	2,154	-
Special charge (c)	2,633	-
Unrealized loss on financial instruments	-	113
Other, net (e)	(6,240)	329
Adjusted EBITDA	$202,814	$181,315	11.9%

(a)
CARES Act grant income in 2021 related to income associated with the Payroll Support Program (see Note 2 to our Financial Statements).
(b)
Adjustments to CBA paid time-off benefits in 2022 are related to our new CBA (see Note 11 to our Financial Statements).
(c)
Special charge in 2022 represented a charge related to two CF6-80 engines Dry Leased to a customer.
(d)
Noncash expenses and income, net in 2021 primarily related to amortization of debt discount on the convertible notes (see Note 7 to our Financial Statements).
(e)
Other, net in 2022 primarily related to a gain on the sale of six spare CF6-80 engines previously held for sale (see Note 6 to our Financial Statements). Other, net in 2021 primarily related to costs associated with our acquisition of an airline and leadership transition costs.
(f)
Represents the economic benefit from our convertible notes hedges in offsetting dilution from our convertible notes as we concluded in no event would economic dilution result from conversion of each of the convertible notes when our stock price is below the exercise price of the respective convertible note warrants.

Liquidity and Capital Resources

The most significant liquidity events during the first quarter of 2022 were as follows:

In February 2022, we paid $100.0 million and received an initial delivery of 1,061,257 shares pursuant to an ASR under our new stock repurchase program approved by our board of directors, which authorized the repurchase of up to $200.0 million of our common stock. We subsequently settled the ASR in April 2022 and received an additional 172,887 shares of common stock. See Note 12 to our Financial Statements for a discussion of our ASR.

Operating Activities. Net cash provided by operating activities was $207.8 million for the first quarter of 2022, which primarily reflected Net Income of $81.5 million; noncash adjustments of $85.3 million for Depreciation and amortization and $23.7 million for Deferred taxes; a $12.5 million increase in Accounts payable, accrued liabilities and other liabilities and a $10.0 million decrease in Accounts receivable, partially offset by a $3.6 million increase in Prepaid expenses, current assets and other assets. Net cash provided by operating activities was $88.1 million for the first quarter of 2021, which primarily reflected Net Income of $89.9 million; noncash adjustments of $86.2 million for Depreciation and amortization and $27.8 million for Deferred taxes, partially offset by a $89.4 million decrease in Accounts payable, accrued liabilities and other liabilities; a $22.7 million increase in Accounts receivable and a $7.5 million increase in Prepaid expenses, current assets and other assets.

Investing Activities. Net cash used for investing activities was $171.6 million for the first quarter of 2022, consisting primarily of $154.4 million of purchase deposits and payments for flight equipment and modifications and $29.9 million of payments for core capital expenditures, excluding flight equipment, partially offset by $13.5 million of proceeds from the disposal of flight equipment. Purchase deposits and payments for flight equipment and modifications during the first quarter of 2022 were primarily related to pre-delivery payments and spare engines. All capital expenditures for 2022 were funded through working capital. Net cash used for investing activities was $153.2 million for the first quarter of 2021, consisting primarily of $126.8 million of purchase deposits and payments for flight equipment and modifications and $26.7 million of payments for core capital expenditures, excluding flight equipment. Purchase deposits and payments for flight equipment and modifications during the first quarter of 2021 were primarily related to pre-delivery payments, spare engines and GEnx engine performance upgrade kits.

Financing Activities. Net cash used for financing activities was $216.4 million for the first quarter of 2022, which primarily reflected $108.5 million of payments on debt, $80.0 million related to the purchase of treasury stock, $20.0 million related to the prepayment of accelerated share repurchase and $12.1 million related to treasury shares withheld for payment of taxes, partially offset by $4.2 million of customer maintenance reserves and deposits received. Net cash used for financing activities was $77.2 million for the first quarter of 2021, which primarily reflected $78.0 million of payments on debt, $12.3 million in payments of maintenance reserves and $7.4 million related to treasury shares withheld for payment of taxes, partially offset by $16.2 million of proceeds from debt issuance and $5.2 million of customer maintenance reserves and deposits received.

We consider Cash and cash equivalents, Net cash provided by operating activities and availability under our revolving credit facility to be sufficient to meet our debt and lease obligations, to fund capital expenditures for 2022 and to purchase shares of our stock under our stock repurchase program (see Note 12 to our Financial Statements). Core capital expenditures for the remainder of 2022 are expected to range from $105.0 to $115.0 million, which excludes flight equipment and capitalized interest. Committed capital expenditures for flight equipment for the remainder of 2022 are expected to be approximately $659.9 million.

Committed capital expenditures include pre-delivery and delivery payments for the purchase of four new 747-8F and four new 777-200LRF aircraft from Boeing, and other agreements to acquire spare engines. We expect to finance the aircraft delivery payments through secured debt financing. The first of the 747-8F aircraft is expected to be delivered during the second quarter of 2022 and the remaining three throughout 2022. The first 777-200LRF aircraft is expected to be delivered late in the fourth quarter of 2022 and the remaining three throughout 2023.

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

Description of Debt Agreements

See our 2021 Annual Report on Form 10-K for a description of our debt obligations and amendments thereto as of December 31, 2021.

Off-Balance Sheet Arrangements

There were no material changes to our off-balance sheet arrangements during the three months ended March 31, 2022.

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

The forward-looking statements in this Report are not representations or guarantees of future performance and involve certain risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2021. Many of such factors are beyond AAWW’s control and are difficult to predict. As a result, AAWW’s future actions, financial position, results of operations and the market price for shares of AAWW’s common stock could differ materially from those expressed in any forward-looking statements. Readers are therefore cautioned not to place undue reliance on forward-looking statements. Such forward-looking statements speak only as of the date of this report. AAWW does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, AAWW, whether as a result of new information, future events or otherwise, except as required by law and expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the change to our market risk in Part I, Item 3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, which is hereby incorporated by reference into this Part I, Item 3 of this Form 10-Q, there have been no other material changes to our market risk during the three months ended March 31, 2022. For additional discussion of our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2021 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d - 15(e) under the Exchange Act) as of March 31, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

With respect to the fiscal quarter ended March 31, 2022, the information required in response to this Item is set forth in Note 11 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2021 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

We made the following repurchases of shares of our common stock during the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1, 2022 through January 31, 2022	-		-		-		$-
February 1, 2022 through February 28, 2022	1,061,257	(b)	-	(b)	1,061,257	(b)	$100,000,000
March 1, 2022 through March 31, 2022	-		-				$-
Total	1,061,257		-		1,061,257		$100,000,000

(a) In February 2022, our board of directors approved the establishment of a new stock repurchase program authorizing the repurchase of up to a total of $200.0 million of our common stock. Purchases may be made at our discretion in the form of accelerated share repurchase programs, open market repurchase programs, privately negotiated transactions or a combination of these methods. This program replaced a previous stock repurchase program that had been established in 2008 and amended in 2013.

(b) Reflects the repurchase of shares of common stock pursuant to our ASR. See Note 12 to our Financial Statements for a discussion of our ASR.

ITEM 6. EXHIBITS

a.
Exhibits

See accompanying Exhibit Index included before the signature page of this report for a list of exhibits filed or furnished with this report.

EXHIBIT INDEX

Exhibit Number	Description

10.1	Atlas Air Worldwide Holdings, Inc. Annual Incentive Program for Senior Executives (EVP and above).

10.2	Atlas Air, Inc. Amended & Restated Profit Sharing Plan.

10.3	Confirmation between Morgan Stanley & Co. LLC and Atlas Air Worldwide Holdings, Inc., dated February 18, 2022.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certifications.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104

Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

* Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, (v) Consolidated Statements of Stockholders’ Equity as of and for the three months ended March 31, 2022 and 2021 and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: May 5, 2022	/s/ John W. Dietrich
John W. Dietrich
President and Chief Executive Officer

Dated: May 5, 2022	/s/ Spencer Schwartz
Spencer Schwartz
Executive Vice President and Chief Financial Officer