Form 10-Q
period 2022-06-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2022-08-04
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 30, 2022, there were 28,321,763 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$606,567	$910,965
Restricted cash	10,361	10,052
Accounts receivable, net of allowance of $3,929 and $4,003, respectively	279,033	305,905
Prepaid expenses, assets held for sale and other current assets	97,057	99,100
Total current assets	993,018	1,326,022
Property and Equipment
Flight equipment	5,752,365	5,449,100
Ground equipment	107,302	101,824
Less: accumulated depreciation	(1,415,347)	(1,319,636)
Flight equipment purchase deposits and modifications in progress	365,920	352,422
Property and equipment, net	4,810,240	4,583,710
Other Assets
Operating lease right-of-use assets	122,993	138,744
Deferred costs and other assets	310,976	329,971
Intangible assets, net and goodwill	61,781	64,796
Total Assets	$6,299,008	$6,443,243

Liabilities and Equity
Current Liabilities
Accounts payable	$83,771	$82,885
Accrued liabilities	654,498	641,978
Current portion of long-term debt and finance leases	355,595	639,811
Current portion of long-term operating leases	55,138	55,383
Total current liabilities	1,149,002	1,420,057
Other Liabilities
Long-term debt and finance leases	1,720,082	1,655,075
Long-term operating leases	138,704	166,022
Deferred taxes	397,890	354,798
Financial instruments and other liabilities	28,764	37,954
Total other liabilities	2,285,440	2,213,849
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 35,227,975 and 34,707,860 shares issued, 28,320,835 and 29,215,702 shares outstanding (net of treasury stock), as of June 30, 2022 and December 31, 2021, respectively	352	347
Additional paid-in capital	863,014	934,516
Treasury stock, at cost; 6,907,140 and 5,492,158 shares, respectively	(337,635)	(225,461)
Accumulated other comprehensive income (loss)	75	(511)
Retained earnings	2,338,760	2,100,446
Total stockholders’ equity	2,864,566	2,809,337
Total Liabilities and Equity	$6,299,008	$6,443,243

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Operating Revenue	$1,179,971	$990,432	$2,217,127	$1,851,732

Operating Expenses
Aircraft fuel	385,882	214,269	630,219	377,820
Salaries, wages and benefits	285,906	208,366	583,925	410,980
Maintenance, materials and repairs	108,055	132,547	226,954	253,680
Depreciation and amortization	74,358	66,661	146,560	134,450
Travel	52,719	39,947	95,487	77,619
Navigation fees, landing fees and other rent	39,091	47,409	78,445	92,296
Passenger and ground handling services	34,747	41,504	69,683	81,569
Aircraft rent	12,613	17,687	25,608	38,443
Loss (gain) on disposal of flight equipment	19	-	(6,221)	16
Special charge	-	-	2,633	-
Transaction-related expenses	-	117	-	318
Other	54,435	61,848	110,292	120,260
Total Operating Expenses	1,047,825	830,355	1,963,585	1,587,451

Operating Income	132,146	160,077	253,542	264,281

Non-operating Expenses (Income)
Interest income	(873)	(189)	(1,113)	(400)
Interest expense	19,924	26,992	40,347	54,172
Capitalized interest	(3,339)	(1,850)	(7,103)	(3,121)
Loss on early extinguishment of debt	689	-	689	-
Unrealized loss on financial instruments	-	-	-	113
Other (income) expense, net	837	(4,854)	219	(44,310)
Total Non-operating Expenses (Income)	17,238	20,099	33,039	6,454

Income before income taxes	114,908	139,978	220,503	257,827
Income tax expense	26,650	32,868	50,734	60,784
Net Income	$88,258	$107,110	$169,769	$197,043
Earnings per share:
Basic	$3.12	$3.69	$5.95	$6.85
Diluted	$2.65	$3.53	$5.03	$6.59
Weighted average shares:
Basic	28,243	29,011	28,547	28,752
Diluted	33,679	30,319	34,184	29,900

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Net Income	$88,258	$107,110	$169,769	$197,043
Other comprehensive income:
Interest rate derivatives:
Reclassification to loss on early extinguishment of debt	639	-	639	-
Reclassification to interest expense	17	256	122	524
Income tax benefit	(148)	(60)	(175)	(124)
Other comprehensive income	508	196	586	400
Comprehensive Income	$88,766	$107,306	$170,355	$197,443

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Operating Activities:
Net Income	$169,769	$197,043

Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	172,449	172,216
Reversal of expected credit losses	(6)	(381)
Loss on early extinguishment of debt	689	-
Special charge	2,633	-
Unrealized loss on financial instruments	-	113
Loss (gain) on disposal of flight equipment	(6,221)	16
Deferred taxes	49,981	60,086
Stock-based compensation	5,656	7,466
Changes in:
Accounts receivable	28,676	(24,730)
Prepaid expenses, current assets and other assets	(15,806)	(12,452)
Accounts payable, accrued liabilities and other liabilities	18,168	(56,271)
Net cash provided by operating activities	425,988	343,106
Investing Activities:
Capital expenditures	(54,193)	(43,359)
Purchase deposits and payments for flight equipment and modifications	(329,774)	(224,922)
Investment in joint ventures	(5,288)	(1,636)
Proceeds from disposal of flight equipment	13,500	1,850
Net cash used for investing activities	(375,755)	(268,067)
Financing Activities:
Proceeds from debt issuance	230,000	23,948
Payment of debt issuance costs	(2,176)	(1,257)
Payments of debt and finance lease obligations	(478,940)	(171,223)
Purchase of treasury stock	(100,000)	-
Customer maintenance reserves and deposits received	8,859	9,029
Customer maintenance reserves paid	-	(23,932)
Treasury shares withheld for payment of taxes	(12,065)	(7,432)
Net cash used for financing activities	(354,322)	(170,867)
Net decrease in cash, cash equivalents and restricted cash	(304,089)	(95,828)
Cash, cash equivalents and restricted cash at the beginning of period	921,017	856,281
Cash, cash equivalents and restricted cash at the end of period	$616,928	$760,453

Noncash Investing and Financing Activities:

Acquisition of property and equipment included in Accounts payable and accrued liabilities	$-	$7,928
Acquisition of property and equipment acquired under operating leases	$488	$8,875
Acquisition of flight equipment under finance leases	$3,154	$121,313
Issuance of shares related to settlement of warrant liability	$-	$31,582
Issuance of shares related to settlement of convertible notes	$7,901	$-

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	As of and for the Three Months Ended June 30, 2022
			Additional	Accumulated		Total
	Common	Treasury	Paid-In	Other Comprehensive	Retained	Stockholders'
	Stock	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at March 31, 2022	$351	$(317,480)	$828,391	$(433)	$2,250,502	$2,761,331
Net Income	-	-	-	-	88,258	88,258
Other comprehensive income	-	-	-	508	-	508
Stock-based compensation	-	-	3,461	-	-	3,461
Issuance of 138,509 shares related to settlement of convertible notes	1	-	7,900	-	-	7,901
Receipt of 25,957 shares related to settlement of convertible note hedge transaction	-	-	-	-	-	-
Issuance of warrants	-	-	3,228	-	-	3,228
Purchase of 172,887 shares of treasury stock	-	(20,144)	20,034	-	-	(110)
Treasury shares of 152 withheld for payment of taxes	-	(11)	-	-	-	(11)
Issuance of 18,056 shares of restricted stock	-	-	-	-	-	-
Balance at June 30, 2022	$352	$(337,635)	$863,014	$75	$2,338,760	$2,864,566

	As of and for the Three Months Ended June 30, 2021
			Additional	Accumulated		Total
	Common	Treasury	Paid-In	Other Comprehensive	Retained	Stockholders'
	Stock	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at March 31, 2021	$345	$(225,239)	$912,728	$(1,700)	$1,697,062	$2,383,196
Net Income	-	-	-	-	107,110	107,110
Other comprehensive income	-	-	-	196	-	196
Stock-based compensation	-	-	3,406	-	-	3,406
Issuance of warrants	-	-	3,228	-	-	3,228
Treasury shares of 1,267 withheld for payment of taxes	-	(82)	-	-	-	(82)
Issuance of 19,332 shares of restricted stock	-	-	-	-	-	-
Balance at June 30, 2021	$345	$(225,321)	$919,362	$(1,504)	$1,804,172	$2,497,054

	As of and for the Six Months Ended June 30, 2022
			Additional	Accumulated		Total
	Common	Treasury	Paid-In	Other Comprehensive	Retained	Stockholders'
	Stock	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2021	$347	$(225,461)	$934,516	$(511)	$2,100,446	$2,809,337
Net Income	-	-	-	-	169,769	169,769
Other comprehensive income	-	-	-	586	-	586
Cumulative effect of change in accounting principle (see Note 2)	-	-	(92,586)	-	68,545	(24,041)
Stock-based compensation	-	-	5,656	-	-	5,656
Issuance of 138,509 shares related to settlement of convertible notes	1	-	7,900	-	-	7,901
Receipt of 25,957 shares related to settlement of convertible note hedge transaction	-	-	-	-	-	-
Issuance of warrants	-	-	7,532	-	-	7,532
Purchase of 1,234,144 shares of treasury stock	-	(100,109)	-	-	-	(100,109)
Treasury shares of 154,881 withheld for payment of taxes	-	(12,065)	-	-	-	(12,065)
Issuance of 381,606 shares of restricted stock	4	-	(4)	-	-	-
Balance at June 30, 2022	$352	$(337,635)	$863,014	$75	$2,338,760	$2,864,566

	As of and for the Six Months Ended June 30, 2021
			Additional	Accumulated		Total
	Common	Treasury	Paid-In	Other Comprehensive	Retained	Stockholders'
	Stock	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2020	$329	$(217,889)	$873,874	$(1,904)	$1,607,129	$2,261,539
Net Income	-	-	-	-	197,043	197,043
Other comprehensive income	-	-	-	400	-	400
Stock-based compensation	-	-	7,466	-	-	7,466
Issuance of warrants	-	-	6,456	-	-	6,456
Treasury shares of 130,134 withheld for payment of taxes	-	(7,432)	-	-	-	(7,432)
Issuance of 1,280,450 shares related to settlement of warrants	13	-	31,569	-	-	31,582
Issuance of 357,087 shares of restricted stock	3	-	(3)	-	-	-
Balance at June 30, 2021	$345	$(225,321)	$919,362	$(1,504)	$1,804,172	$2,497,054

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

June 30, 2022

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

2. Summary of Significant Accounting Policies

Heavy Maintenance

Except as described in the paragraph below, we account for heavy maintenance costs for airframes and engines using the direct expense method. Under this method, heavy maintenance costs are charged to expense upon induction, based on our best estimate of the costs after considering multiple factors, including historical costs, experience and information provided by third-party maintenance providers. These estimates may be subsequently adjusted for changes and the final determination of actual costs incurred. As of June 30, 2022 and December 31, 2021, Accrued heavy maintenance was $72.3 million and $79.6 million, respectively.

We account for heavy maintenance costs for airframes and engines used in our Dry Leasing segment and engines used on our 747-8F and 777-200 aircraft using the deferral method. Under this method, we defer the expense recognition of scheduled heavy maintenance events, which are amortized over the shorter of the estimated period until the next scheduled heavy maintenance event is required or remaining lease term. Amortization of deferred maintenance expense included in Depreciation and amortization was $12.2 million and $23.3 million for the three and six months ended June 30, 2022, respectively. Amortization of deferred maintenance expense included in Depreciation and amortization was $12.3 million and $24.3 million for the three and six months ended June 30, 2021, respectively.

Deferred maintenance included within Deferred costs and other assets is as follows:

Balance as of December 31, 2021	$180,675
Deferred maintenance costs	14,236
Special charge (1)	(1,628)
Amortization of deferred maintenance	(23,325)
Balance as of June 30, 2022	$169,958

(1) See Note 6 for further discussion.

Property and Equipment

Committed capital expenditures are expected to be $501.8 million for the remainder of 2022 and $359.7 million in 2023. These expenditures include delivery payments for our January 2021 agreement to purchase four 747-8F aircraft from The Boeing Company (“Boeing”), the first of these aircraft was delivered during the second quarter of 2022 and the remaining three are expected to be delivered throughout 2022. These amounts also include pre-delivery and delivery payments for our December 2021 agreement to purchase four new 777-200LRF aircraft from Boeing, the first of these aircraft is expected to be delivered late in the fourth quarter of 2022 and the remaining three throughout 2023. In addition, the amounts include other agreements to acquire spare engines.

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

In connection with the payroll support funding received in 2020 under the PSP Agreement, we issued warrants to the U.S. Treasury to acquire up to 625,452 shares of our common stock. The warrants will expire in 2025 on the fifth anniversary of the issue date of each warrant. As of June 30, 2022, no portion of the warrants have been exercised.

We initially recognized deferred grant income within Accrued liabilities for the difference between the payroll support funding received in 2020 under the PSP Agreement and the amounts recorded for the Promissory Note and the Warrant Agreement. All grant income has been subsequently recognized within Other (income) expense, net in the consolidated statement of operations on a pro-rata basis over the periods that the qualifying employee wages, salaries and benefits were paid. During the six months ended June 30, 2021, we recognized the remaining $40.9 million of deferred grant income within Other (income) expense, net in the consolidated statement of operations.

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

The following table summarizes our transactions and balances with Polar:

In addition to the amounts in the table above, Atlas recognized revenue from flying on behalf of Polar of $33.3 million and $74.0 million for the three and six months ended June 30, 2022, respectively. Atlas recognized revenue from flying on behalf of Polar of $69.0 million and $123.1 million for the three and six months ended June 30, 2021, respectively.

	For the Three Months Ended		For the Six Months Ended
Revenue and Expenses:	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue from Polar	$85,426	$75,661	$166,945	$152,917
Ground handling and airport fees to Polar	930	938	2,017	1,820

Accounts receivable/payable as of:	June 30, 2022	December 31, 2021
Receivables from Polar	$20,747	$22,311
Payables to Polar	410	3,082

Aggregate Carrying Value of Polar Investment as of:	June 30, 2022	December 31, 2021
Aggregate Carrying Value of Polar Investment	$4,870	$4,870

Dry Leasing Joint Venture

We hold a 10% interest in a joint venture with an unrelated third party, which we entered into in December 2019, to develop a diversified freighter aircraft dry leasing portfolio. Through Titan, we provide aircraft and lease management services to the joint venture for fees based upon aircraft assets under management, among other things. Our investment in the joint venture is accounted for under the equity method of accounting. Under the joint venture, we have a commitment to provide up to $40.0 million of capital contributions before December 2022, of which $11.5 million has been contributed as of June 30, 2022. Our maximum exposure to losses from the entity is limited to our investment.

The following table summarizes our transactions and balances with our dry leasing joint venture:

	For the Three Months Ended		For the Six Months Ended
Revenue and Expenses:	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue from dry leasing joint venture	$596	$68	$934	$135
Aircraft rent to dry leasing joint venture	2,250	2,250	4,500	4,500

Aggregate Carrying Value of Joint Venture as of:	June 30, 2022	December 31, 2021
Aggregate Carrying Value of Dry Leasing Joint Venture	$10,642	$8,448

Parts Joint Venture

We hold a 50% interest in a joint venture with an unrelated third party to purchase rotable parts and provide repair services for those parts, primarily for 747-8F aircraft. The joint venture is a variable interest entity and we have not consolidated the joint venture because we are not the primary beneficiary as we do not exercise financial control. Our investment in the joint venture is accounted for under the equity method of accounting and was $20.4 million as of June 30, 2022 and $19.2 million as of December 31, 2021. Our maximum exposure to losses from the entity is limited to our investment, which is composed primarily of rotable inventory parts. The joint venture does not have any third-party debt obligations. We had Accounts receivable from the joint venture of $0.1 million as of June 30, 2022 and $0.3 million as of December 31, 2021. We had Accounts payable to the joint venture of $0.9 million as of June 30, 2022 and $1.2 million as of December 31, 2021.

4. Amazon

In May 2016, we entered into certain agreements with Amazon.com, Inc. and its subsidiary, Amazon Fulfillment Services, Inc., (collectively “Amazon”), which involve, among other things, CMI operation of up to 20 Boeing 767-300 freighter aircraft for Amazon by Atlas, as well as Dry Leasing by Titan. The Dry Leases have a term of ten years from the commencement of each agreement, while the CMI operations are for seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years). As of June 30, 2022, 19 767-300 freighters were in Dry Lease service, of which 17 were operating in CMI service.

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

The agreements entered into in May 2016 also provided incentives for future growth of the relationship with Amazon. In that regard, we granted Amazon a warrant to acquire up to an additional 10% of our outstanding common shares, as of the date of the agreements, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $37.34 per share, as adjusted (“Warrant B”). This warrant to purchase 3.77 million shares, as adjusted, will vest in increments of 37,660 shares, as adjusted, each time Amazon has paid $4.2 million of revenue to us, up to a total of $420.0 million, for incremental business beyond the original 20 767-300 freighters. As of June 30, 2022, 1,280,440 shares, as adjusted, of Warrant B have vested, of which 715,540 shares remain unexercised. Warrant B will expire if not exercised in accordance with its terms by May 4, 2023.

In March 2019, we amended the agreements entered into in 2016 with Amazon, pursuant to which we began providing CMI services using Boeing 737-800 freighter aircraft provided by Amazon. The 737-800 CMI operations are for a term of seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years). As of June 30, 2022, eight 737-800 freighter aircraft were operating in CMI service.

In connection with the amended agreements, we granted Amazon a warrant to acquire up to an additional 9.9% of our outstanding common shares, as of the date of the agreements, after giving effect to the issuance of shares pursuant to the warrant, for an exercise price of $52.67 per share, as adjusted (“Warrant C”). Only if Warrant B vests in full, this warrant to purchase 6.66 million shares, as adjusted, would vest in increments of 45,623 shares, as adjusted, each time Amazon has paid $6.9 million of revenue to us, up to a total of $1.0 billion, for incremental business beyond Warrant A and Warrant B. As of June 30, 2022, no portion of Warrant C has vested. Warrant C will expire if not exercised in accordance with its terms by March 27, 2026. Further, in the event that Warrant B does not vest in full on or prior to its May 4, 2023 expiration, then Warrant C will no longer be exercisable by Amazon as of that date.

While Amazon would be entitled to vote the shares it owns up to 14.9% of our outstanding common shares, in its discretion, it would be required to vote any shares it owns in excess of 14.9% of our outstanding common shares in accordance with the recommendation of our board of directors.

We amortized $9.9 million and $19.9 million of the customer incentive asset as a reduction of Operating Revenue for the three and six months ended June 30, 2022, respectively. We amortized $11.4 million and $21.9 million of the customer incentive asset as a reduction of Operating Revenue for the three and six months ended June 30, 2021, respectively.

Customer incentive asset included within Deferred costs and other assets is as follows:

Balance as of December 31, 2021	$96,177
Initial value for estimate of vested or expected to vest warrants	7,532
Amortization of customer incentive asset	(19,915)
Balance as of June 30, 2022	$83,794

5. Supplemental Financial Information

Accounts Receivable

Accounts receivable, net of allowance for expected credit losses related to customer contracts, excluding Dry Leasing contracts, was $221.1 million as of June 30, 2022 and $248.4 million as of December 31, 2021.

Allowance for expected credit losses, included within Accounts receivable, is as follows:

Balance as of December 31, 2021	$4,003
Reversal of expected credit losses	(6)
Amounts written off and other items	(68)
Balance as of June 30, 2022	$3,929

Accrued Liabilities

Accrued liabilities consisted of the following as of:

	June 30, 2022	December 31, 2021
Salaries, wages and benefits	$172,854	$211,801
Maintenance	127,881	135,133
Customer maintenance reserves	96,307	87,565
Aircraft fuel	73,846	40,855
Deferred revenue	66,864	58,616
Other	116,746	108,008
Accrued liabilities	$654,498	$641,978

Revenue Contract Liability

Deferred revenue for customer contracts, excluding Dry Leasing contracts, represents amounts collected from, or invoiced to, customers in advance of revenue recognition. The balance of Deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.

Significant changes in Deferred Revenue liability balances during the six months ended June 30, 2022 were as follows:

Balance as of December 31, 2021	$52,647
Revenue recognized	(224,199)
Amounts collected or invoiced	227,535
Balance as of June 30, 2022	$55,983

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total shown in the consolidated statements of cash flows:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$606,567	$910,965
Restricted cash	10,361	10,052
Total Cash, cash equivalents and restricted cash shown in Consolidated Statements of Cash Flows	$616,928	$921,017

6. Special Charge and Assets Held For Sale

Special Charge

During the six months ended June 30, 2022, we recorded a $2.6 million charge related to two CF60-80 engines Dry Leased to a customer.

Assets Held For Sale

As of December 31, 2021, we had six spare CF6-80 engines with a carrying value of $5.5 million classified as held for sale within Prepaid expense, assets held for sale and other current assets in the consolidated balance sheets. During the six months ended June 30, 2022, we received proceeds of $11.7 million and recognized a net gain of $6.2 million from the completion of the sale of the six spare CF6-80 engines within Loss (gain) on disposal of flight equipment in the consolidated statement of operations.

7. Debt

Term Loans

In May 2022, we borrowed $140.0 million for the delivery of one 747-8F aircraft under a twelve-year term loan due in May 2034. The term loan is secured by a mortgage against one 747-8F aircraft and has a fixed interest rate of 4.17% with principal and interest payable quarterly. The term loan is subject to customary fees, covenants and events of default.

Convertible Notes

In June 2015, we issued $224.5 million aggregate principal amount of convertible senior notes with 2.25% coupon (the “2015 Convertible Notes”) in an underwritten public offering. We used the majority of the net proceeds to refinance debt related to 747-400 freighter aircraft with an average coupon of 8.1%. In connection with the offering of the 2015 Convertible Notes, we purchased convertible note hedges whereby we had the right to receive a certain number of shares of our common stock at a fixed price per share. In addition, we sold warrants to the option counterparties whereby the holders of the warrants have the option to purchase a certain number of shares of our common stock at a fixed price per share.

On June 1, 2022, the 2015 Convertible Notes reached maturity and were settled in full. In the aggregate, we paid $210.4 million and issued 138,509 shares of common stock to those holders that elected to convert their outstanding notes and we paid $6.2 million to holders that did not elect to convert their outstanding notes. In connection with the settlement of the 2015 Convertible Notes, we exercised our rights under the convertible note hedge transactions with the counterparties on June 1, 2022 and received 25,957 shares of our common stock.

In May 2017, we issued $289.0 million aggregate principal amount of convertible senior notes that mature on June 1, 2024 with a 1.88% coupon (the “2017 Convertible Notes”) in an underwritten public offering. We used the majority of the net proceeds to repay our then outstanding revolving credit facility. The 2017 Convertible Notes are senior unsecured obligations and accrue interest payable semiannually on June 1 and December 1 of each year. The 2017 Convertible Notes are due on their maturity date, unless earlier converted or repurchased pursuant to their respective terms.

In connection with the offering of the 2017 Convertible Notes, we purchased convertible note hedges whereby we have the right to receive a certain number of shares of our common stock at a fixed price per share. In addition, we sold warrants to the option counterparties whereby the holders of the warrants have the option to purchase a certain number of shares of our common stock at a fixed price per share.

Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset economic dilution from the conversion of the 2017 Convertible Notes when the stock price is below the exercise price of the respective warrants and to effectively increase the overall conversion price from $61.08 to $92.20 per share for the 2017 Convertible Notes.

On or after September 1, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or a portion of its 2017 Convertible Notes. Upon conversion, the 2017 Convertible Notes will be settled, at our election, in cash, shares of our common stock, or a combination of cash and shares of our common stock. Prior to September 1, 2023, a holder may also convert under certain circumstances, including if the price of our common stock is greater than or equal to 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the quarter. Our current intent and policy is to settle conversions with a combination of cash and shares of common stock.

The price of our common stock was greater than or equal to 130% of the conversion price of the 2017 Convertible Notes for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the quarter ended March 31, 2022. Therefore, our 2017 Convertible Notes were convertible at the holders’ option only through June 30, 2022. We received conversion notices on our 2017 Convertible Notes for an immaterial amount, none of which were settled, during the three months ended June 30, 2022.

Through December 31, 2021, we separately accounted for the liability and equity components of convertible notes based on their relative values. Debt issuance costs related to the issuance of convertible notes were also previously allocated to the liability and equity components based on their relative values. With the adoption of the amended accounting guidance for convertible notes on January 1, 2022 (see Note 2 for further discussion), amounts, including debt issuance costs, that were previously classified within equity were reclassified to the liability component, net of any remaining unamortized amounts. Debt issuance costs are amortized to interest expense using the effective interest method over the term of each convertible notes.

The 2017 Convertible Notes consisted of the following as of June 30, 2022:

2017 Convertible Notes
Remaining life in months	23
Gross proceeds	$289,000
Less: debt issuance cost, net of amortization	(2,034)
Net carrying amount	$286,966

The following table presents the amount of interest expense recognized related to the convertible notes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Contractual interest coupon	$2,196	$2,618	$4,814	$5,236
Amortization of debt discount	-	4,745	-	9,416
Amortization of debt issuance costs	427	406	936	808
Total interest expense recognized	$2,623	$7,769	$5,750	$15,460

Revolving Credit Facility

In December 2021, we amended and extended our previous three-year $200.0 million secured revolving credit facility into a new four-year $250.0 million secured revolving credit facility (the “Revolver”) for general corporate purposes. As of June 30, 2022, there were no amounts outstanding and we had $250.0 million of unused availability, based on the collateral borrowing base.

Other Debt

In April 2022, we refinanced a term loan secured by a 747-8F aircraft and received proceeds of $90.0 million from a financing with an 84-month term for this aircraft at a blended fixed rate of 3.86%, with principal and interest payable quarterly. We used $45.7 million of the proceeds to repay a term loan in full and recognized a $0.7 million loss on early extinguishment of debt. In connection with entry into this financing, we paid usual and customary commitment and other fees. While the financing involved a sale and leaseback of the aircraft, it did not qualify as a sale for accounting purposes.

8. Income Taxes

The effective income tax rates were 23.2% and 23.0% for the three and six months ended June 30, 2022, respectively. The effective income tax rates were 23.5% and 23.6% for the three and six months ended June 30, 2021, respectively. These rates differed from the U.S. statutory rate primarily due to state income taxes and certain expenses that are not deductible for tax purposes. For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate.

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

The fair value of our convertible notes is based on unadjusted quoted market prices for these securities.

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	June 30, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$606,567	$606,567	$606,567	$-	$-
Restricted cash	10,361	10,361	10,361	-	-
	$616,928	$616,928	$616,928	$-	$-

Liabilities
Term loans and notes	$1,678,463	$1,597,294	$-	$-	$1,597,294
Convertible notes (1)	286,966	333,795	333,795	-	-
	$1,965,429	$1,931,089	$333,795	$-	$1,597,294

	December 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$910,965	$910,965	$910,965	$-	$-
Restricted cash	10,052	10,052	10,052	-	-
	$921,017	$921,017	$921,017	$-	$-

Liabilities
Term loans and notes	$1,638,311	$1,690,675	$-	$-	$1,690,675
Convertible notes (2)	479,573	758,424	758,424	-	-
	$2,117,884	$2,449,099	$758,424	$-	$1,690,675

(1) Carrying value is net of debt issuance costs (see Note 7).

(2) Carrying value is net of debt discounts and debt issuance costs (see Note 7).

10. Segment Reporting

We have the following two operating and reportable segments: Airline Operations and Dry Leasing, both of which are directly or indirectly engaged in the business of air transportation services but have different commercial and economic characteristics. Each operating segment is separately reviewed by our chief operating decision maker to assess operating results and make resource allocation decisions. We do not aggregate our operating segments and, therefore, our operating segments are our reportable segments.

We use an economic performance metric called Direct Contribution, which shows the profitability of each segment. Direct Contribution includes Income before income taxes and excludes the following: Special charges, Transaction-related expenses, nonrecurring items, Loss (gain) on disposal of flight equipment, Losses on early extinguishment of debt, Unrealized loss on financial instruments and Unallocated income and expenses, net. Direct operating and ownership costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense on the portion of debt used for financing aircraft, interest income on debt securities and aircraft depreciation. Unallocated income and expenses, net include corporate overhead, nonaircraft depreciation, noncash expenses and income, interest expense on the portion of debt used for general corporate purposes, interest income on nondebt securities, capitalized interest, foreign exchange gains and losses, other revenue, other non-operating costs and CARES Act grant income.

The following table sets forth Operating Revenue and Direct Contribution for our reportable segments reconciled to Operating Income and Income before income taxes:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating Revenue:
Airline Operations	$1,142,731	$955,861	$2,138,086	$1,782,101
Dry Leasing	41,314	40,404	87,484	80,768
Customer incentive asset amortization	(9,864)	(11,443)	(19,915)	(21,924)
Other	5,790	5,610	11,472	10,787
Total Operating Revenue	$1,179,971	$990,432	$2,217,127	$1,851,732

Direct Contribution:
Airline Operations	$196,331	$231,793	$382,150	$400,943
Dry Leasing	12,646	10,766	29,555	21,329
Total Direct Contribution for Reportable Segments	208,977	242,559	411,705	422,272

Unallocated income and (expenses), net	(93,361)	(102,464)	(194,101)	(163,998)
Loss on early extinguishment of debt	(689)	-	(689)	-
Unrealized loss on financial instruments	-	-	-	(113)
Special charge	-	-	(2,633)	-
Transaction-related expenses	-	(117)	-	(318)
Gain (loss) on disposal of flight equipment	(19)	-	6,221	(16)
Income before income taxes	114,908	139,978	220,503	257,827

Add back (subtract):
Interest income	(873)	(189)	(1,113)	(400)
Interest expense	19,924	26,992	40,347	54,172
Capitalized interest	(3,339)	(1,850)	(7,103)	(3,121)
Loss on early extinguishment of debt	689	-	689	-
Unrealized loss on financial instruments	-	-	-	113
Other (income) expense, net	837	(4,854)	219	(44,310)
Operating Income	$132,146	$160,077	$253,542	$264,281

The following table disaggregates our Airline Operations segment revenue by customer and service type:

	For the Three Months Ended
	June 30, 2022			June 30, 2021
	Cargo	Passenger	Total	Cargo	Passenger	Total
Commercial customers	$989,169	$422	$989,591	$819,175	$-	$819,175
AMC	85,631	67,509	153,140	49,072	87,614	136,686
Total Airline Operations Revenue	$1,074,800	$67,931	$1,142,731	$868,247	$87,614	$955,861

	For the Six Months Ended
	June 30, 2022			June 30, 2021
	Cargo	Passenger	Total	Cargo	Passenger	Total
Commercial customers	$1,892,451	$2,047	$1,894,498	$1,532,387	$2,879	$1,535,266
AMC	114,920	128,668	243,588	94,384	152,451	246,835
Airline Operations Revenue	$2,007,371	$130,715	$2,138,086	$1,626,771	$155,330	$1,782,101

Given the nature of our business and international flying, geographic information for revenue, long-lived assets and total assets is not presented because it is impracticable to do so.

We are exposed to a concentration of revenue from the U.S. Military Air Mobility Command (“AMC”), Polar and DHL (see above for the AMC and Note 3 for further discussion regarding Polar). No other customer accounted for more than 10.0% of our Total Operating Revenue. Revenue from DHL was $142.0 million and $277.6 million for the three and six months ended June 30, 2022, respectively. Revenue from DHL was $169.4 million and $327.3 million for the three and six months ended June 30, 2021, respectively. We have not experienced any credit issues with these customers.

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

Brazilian Customs Claim

Old Polar was cited for an alleged customs violation in Sao Paulo, Brazil, relating to shipments of goods dating back to asserting that goods listed on the flight manifest of an Old Polar scheduled service flight were not properly presented to customs upon arrival and therefore were improperly brought into Brazil. The claim, which also seeks unpaid customs duties, taxes and penalties from the date of the alleged infraction, is approximately $1.9 million in aggregate based on June 30, 2022 exchange rates.

Old Polar has presented evidence that certain of the alleged missing goods were in fact never onboard the aircraft (due to a change in plans by the relevant shipper) and thus no customs duties should be due. Further, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. As required to defend this claim, we have made deposits pending resolution of the matter. The balance was $3.6 million as of June 30, 2022 and $3.2 million as of December 31, 2021, and is included in Deferred costs and other assets.

We are currently defending this and other Brazilian customs claims and the ultimate disposition of these claims, either individually or in the aggregate, is not expected to materially affect our financial condition, results of operations or cash flows.

Other

In addition to the matters described in this note, we have certain other litigation contingencies incident to the ordinary course of business. Unless disclosed otherwise, management does not expect that the ultimate disposition of such other contingencies or matters will materially affect our financial condition, results of operations or cash flows.

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

The calculations of basic and diluted EPS were as follows:

	For the Three Months Ended		For the Six Months Ended
Numerator:	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net Income	$88,258	$107,110	$169,769	$197,043
Plus: Interest expense on convertible notes, net of tax	1,040	-	2,086	-
Unrealized loss on financial instruments, net of tax	-	-	-	112
Diluted net income	$89,298	$107,110	$171,855	$197,155

Denominator:
Basic EPS weighted average shares outstanding	28,243	29,011	28,547	28,752
Effect of dilutive:
Convertible notes	4,731	608	4,881	304
Warrants	590	499	600	625
Restricted stock	115	201	156	219
Diluted EPS weighted average shares outstanding	33,679	30,319	34,184	29,900

Earnings per share:
Basic	$3.12	$3.69	$5.95	$6.85
Diluted	$2.65	$3.53	$5.03	$6.59

Antidilutive shares related to warrants issued in connection with our convertible notes or to customers that were out of the money and excluded from the calculation of diluted EPS were zero for the three and six months ended June 30, 2022, and 3.0 million for the three and six months ended June 30, 2021. Diluted shares reflect the potential dilution that could occur from restricted shares using the treasury stock method. The calculation of EPS does not include restricted share units and customer warrants in which performance or market conditions were not satisfied of 9.3 million for the three and six months ended June 30, 2022 and 9.9 million for the three and six months ended June 30, 2021.

14. Accumulated Other Comprehensive Income

The following table summarizes the components of Accumulated other comprehensive income:

		Foreign
	Interest Rate	Currency
	Derivatives	Translation	Total
Balance as of December 31, 2020	$(1,913)	$9	$(1,904)
Reclassification to interest expense	524	-	524
Tax effect	(124)	-	(124)
Balance as of June 30, 2021	$(1,513)	$9	$(1,504)

Balance as of December 31, 2021	$(520)	$9	$(511)
Reclassification to interest expense	122	-	122
Reclassification to loss on early extinguishment of debt	639	-	639
Tax effect	(175)	-	(175)
Balance as of June 30, 2022	$66	$9	$75

15. Subsequent Event

On August 4, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rand Parent, LLC, a Delaware limited liability company (“Parent”) affiliated with certain funds managed by affiliates of Apollo Global Management, Inc., J.F. Lehman & Company, Inc. and Hill City Capital L.P. (collectively, the “Buyers”) and Rand Merger Sub, Inc, a Delaware corporation and wholly owned subsidiary of Parent (“MergerCo”), pursuant to which, subject to the terms and conditions thereof, MergerCo will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Consummation of the Merger is subject to the approval of the Company’s stockholders and other customary closing conditions. Upon completion of the Merger, AAWW will become a privately held company and shares of AAWW common stock will no longer be listed or publicly traded on The NASDAQ Global Select Market.

Subject to the terms and conditions set forth in the Merger Agreement, which has been unanimously approved by the board of directors, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock issued and outstanding (subject to certain exceptions set forth in the Merger Agreement) shall be converted into the right to receive $102.50 in cash, without interest (the “Merger Consideration”).

At the Effective Time, each outstanding share of Warrant B issued to Amazon shall automatically vest and be exercised in accordance with its terms for the Merger Consideration and each outstanding warrant issued to the U.S. Treasury shall become exercisable for the Merger Consideration. No other warrants issued to Amazon will vest or become exercisable in connection with the Merger. In addition, at the Effective Time, each restricted share unit (including those subject to performance-based vesting conditions) will vest and be canceled and the holder will be entitled to receive an amount in cash equal to the number of shares of common stock underlying such award (assuming all performance goals are achieved at the maximum level of performance) multiplied by the Merger Consideration.

The consummation of the Merger is subject to certain closing conditions, including, among other things: (i) the approval of the Company’s stockholders; (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended as well as certain non-U.S. antitrust approvals; (iii) the receipt of certain required consents or approvals from (a) the U.S. Department of Transportation, (b) the Federal Communications Commission and (c) certain other regulatory agencies; (iv) the absence of legal restraints prohibiting the Merger; and (v) other customary conditions specified in the Merger Agreement.

The Merger Agreement contains certain termination rights for the Company and Parent, including, among others, the right of (1) either party to terminate the Merger Agreement if the Merger is not consummated by March 4, 2023 (subject to certain exceptions set forth in the Merger Agreement), (2) the Company to terminate the Merger Agreement in order to enter into a definitive acquisition agreement providing for a Superior Proposal (as defined in the Merger Agreement) and (3) Parent to terminate the Merger Agreement if the Board changes its recommendation with respect to the Merger Agreement.

Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee. Generally, if the termination fee becomes payable as a result of the Company terminating the Merger Agreement in order to enter into a definitive acquisition agreement, or by Parent as a result of the Board changing its recommendation with respect to the Merger or under certain other circumstances, the amount of the termination fee will be $97.5 million. If the Company terminates the Merger Agreement as a result of Parent’s breach of the Merger Agreement or because Parent fails to consummate the Merger when required by the Merger Agreement, the Company will be entitled to a termination fee of $227.4 million.

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

See “Business Overview” and “Business Strategy” in our 2021 Annual Report on Form 10-K for additional information.

Business Developments

Our Airline Operations results for the first half of 2022, compared with 2021, reflected higher Yields, net of fuel. These were more than offset by increased pilot costs related to our new CBA, higher premium pay for pilots operating in certain areas significantly impacted by the COVID-19 pandemic and higher overtime pay driven by an increase in COVID-19 cases late in the second quarter. In addition, our results were negatively impacted by lower aircraft utilization driven by operational disruptions related to this increase in COVID-19 cases. The higher Yields include the impact of expanding and enhancing our relationships with strategic customers through new and extended long-term contracts driven by strong customer demand. The increase in COVID-19 cases negatively impacted our crew availability and our ability to position them due to widespread and well-publicized cancellations of commercial passenger flights. We are closely monitoring the COVID-19 pandemic and taking numerous precautions to ensure the safety of our operations around the world and mitigate the impact of any disruptions, including continuously adjusting routes to limit exposure to regions significantly impacted.

We manage our fleet to profitably serve our customers with modern, efficient aircraft and have entered into the following transactions to secure capacity to meet strong customer demand.

•
In January 2021, we signed an agreement with Boeing for the purchase of four new 747-8F aircraft. The first of these aircraft was delivered during the second quarter of 2022 and the remaining three are expected to be delivered throughout 2022. All four of these aircraft have been placed with customers under long-term agreements.
•
Between May and October 2021, we acquired six of our existing 747-400 freighter aircraft that were previously on lease to us. In May and June of 2021, we reached agreement with several of our lessors to purchase five of our other 747-400 freighters at the end of their existing lease terms, two of which were acquired between March and May 2022. The acquisition of the remaining three aircraft will be completed between August and December 2022.
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

Three Months Ended June 30, 2022 and 2021

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) for the three months ended June 30:

Segment Operating Fleet	2022	2021	Inc/(Dec)
Airline Operations*
747-8F Cargo	10.3	10.0	0.3
747-400 Cargo	34.7	34.6	0.1
747-400 Dreamlifter	0.3	1.3	(1.0)
747-400 Passenger	4.6	5.0	(0.4)
777-200 Cargo	9.0	9.0	-
767-300 Cargo	24.0	24.0	-
767-300 Passenger	5.7	4.9	0.8
767-200 Cargo	-	2.4	(2.4)
737-800 Cargo	8.0	8.0	-
Total	96.6	99.2	(2.6)

Dry Leasing
777-200 Cargo	7.0	7.0	-
767-300 Cargo	21.0	21.0	-
737-300 Cargo	-	1.0	(1.0)
Total	28.0	29.0	(1.0)

Less: Aircraft Dry Leased to CMI customers	(21.0)	(21.0)	-
Total Operating Average Aircraft Equivalents	103.6	107.2	(3.6)
* Airline Operations average fleet excludes spare aircraft provided by CMI customers.

Block Hours	2022	2021	Inc/(Dec)	% Change
Total Block Hours**	83,922	93,190	(9,268)	(9.9)%

** Includes Airline Operations and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue for the three months ended June 30 (in thousands):

	2022	2021	Inc/(Dec)	% Change
Operating Revenue
Airline Operations	$1,142,731	$955,861	$186,870	19.5%
Dry Leasing	41,314	40,404	910	2.3%
Customer incentive asset amortization	(9,864)	(11,443)	(1,579)	(13.8)%
Other	5,790	5,610	180	3.2%
Total Operating Revenue	$1,179,971	$990,432

Airline Operations

	2022	2021	Inc/(Dec)	% Change
Block Hours
Cargo	79,922	87,675	(7,753)	(8.8)%
Passenger	3,285	4,713	(1,428)	(30.3)%
Total Airline Operations	83,207	92,388	(9,181)	(9.9)%

Revenue Per Block Hour
Airline Operations	$13,734	$10,346	$3,388	32.7%
Cargo	$13,448	$9,903	$3,545	35.8%
Passenger	$20,679	$18,590	$2,089	11.2%

Airline Operations revenue increased $186.9 million, or 19.5%, primarily due to an increase in Revenue per Block Hour, partially offset by a reduction in Block Hours. Revenue per Block Hour rose primarily due to higher fuel prices and Yields, net of fuel, including the impact of new and extended long-term contracts. Block Hours decreased primarily due to a reduction in less profitable smaller gauge CMI service flying and our operation of fewer passenger flights, as well as operational disruptions related to an increase in COVID-19 cases late in the second quarter. This increase in cases adversely impacted our crew availability and our ability to position them due to the widespread and well-publicized cancellations of commercial passenger flights.

Dry Leasing

Dry Leasing revenue was relatively unchanged.

Operating Expenses

The following table compares our Operating Expenses for the three months ended June 30 (in thousands):

	2022	2021	Inc/(Dec)	% Change
Operating Expenses
Aircraft fuel	$385,882	$214,269	$171,613	80.1%
Salaries, wages and benefits	285,906	208,366	77,540	37.2%
Maintenance, materials and repairs	108,055	132,547	(24,492)	(18.5)%
Depreciation and amortization	74,358	66,661	7,697	11.5%
Travel	52,719	39,947	12,772	32.0%
Navigation fees, landing fees and other rent	39,091	47,409	(8,318)	(17.5)%
Passenger and ground handling services	34,747	41,504	(6,757)	(16.3)%
Aircraft rent	12,613	17,687	(5,074)	(28.7)%
Loss (gain) on disposal of flight equipment	19	-	19	NM
Transaction-related expenses	-	117	(117)	NM
Other	54,435	61,848	(7,413)	(12.0)%
Total Operating Expenses	$1,047,825	$830,355

NM represents year-over-year changes that are not meaningful.

Aircraft fuel increased $171.6 million, or 80.1%, primarily due to an increase in the average fuel cost per gallon, partially offset by lower consumption related to decreased Charter flying. Our exposure to fluctuations in fuel price is generally limited to the shorter-term commercial portion of our Charter services, as fuel risk is largely mitigated by price adjustments, including those based on indexed fuel prices for longer-term commercial charter contracts. We do not incur fuel expense in providing ACMI and CMI services or in our Dry Leasing business as the cost of fuel is borne by the customer. Similarly, we generally have no fuel price risk for AMC charters because the price is set under our contract with the AMC, and we receive or make payments to adjust for price increases and decreases from the contractual rate. Average fuel cost per gallon and fuel consumption for the three months ended June 30 were:

	2022	2021	Inc/(Dec)	% Change
Average fuel cost per gallon	$3.83	$1.92	$1.91	99.5%
Fuel gallons consumed (000s)	100,860	111,818	(10,958)	(9.8)%

Salaries, wages and benefits increased $77.5 million, or 37.2%, primarily due to increased pilot costs related to our new CBA, higher premium pay for pilots operating in certain areas significantly impacted by the COVID-19 pandemic and higher overtime pay driven by an increase in COVID-19 cases. These items were partially offset by decreased flying.

Maintenance, materials and repairs decreased $24.5 million, or 18.5%, primarily reflecting decreased Heavy Maintenance expense. Heavy Maintenance expense on 747-400 aircraft decreased $16.8 million primarily due to a decrease in the number of engine overhauls, partially offset by an increase in the number of C Checks. Heavy Maintenance expense on 747-8F aircraft decreased $4.5 million primarily due to a decrease in the number of C Checks. Heavy Maintenance expense on 767 aircraft decreased $1.8 million primarily due to a decrease in the number of C Checks. Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the three months ended June 30 were:

Heavy Maintenance Events	2022	2021	Inc/(Dec)
747-8F C Checks	-	2	(2)
747-400 C Checks	4	3	1
767 C Checks	-	1	(1)
747-400 D Checks	3	3	-
CF6-80 engine overhauls	1	3	(2)
PW4000 engine overhauls	-	1	(1)

Depreciation and amortization increased $7.7 million, or 11.5%, primarily due to an increase in depreciation related to the acquisition of 747-400 freighter aircraft throughout 2021 that were previously on lease to us and changes in 747-400 freighter aircraft leases in 2021.

Travel increased $12.8 million, or 32.0%, primarily due to increased rates.

Navigation fees, landing fees and other rent decreased $8.3 million, or 17.5%, primarily due to decreased flying.

Passenger and ground handling services decreased $6.8 million, or 16.3%, primarily due to decreased flying and lower rates.

Aircraft rent decreased $5.1 million, or 28.7%, primarily due the acquisition of 747-400 freighter aircraft throughout 2021 that were previously on lease to us and changes in 747-400 freighter aircraft leases in 2021.

Other decreased $7.4 million, or 12.0%, primarily due to a decrease in professional fees.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended June 30 (in thousands):

	2022	2021	Inc/(Dec)	% Change
Non-operating Expenses (Income)
Interest income	$(873)	$(189)	$684	NM
Interest expense	19,924	26,992	(7,068)	(26.2)%
Capitalized interest	(3,339)	(1,850)	1,489	80.5%
Loss on early extinguishment of debt	689	-	689	NM
Other (income) expense, net	837	(4,854)	(5,691)	(117.2)%

Interest expense decreased $7.1 million, or 26.2%, primarily due to the adoption of the amended accounting guidance for convertible notes on January 1, 2022 (see Note 2 to our Financial Statements) and the scheduled repayment of debt.

Capitalized interest increased $1.5 million primarily due to pre-delivery deposits related to our January 2021 agreement to purchase four 747-8F aircraft and our December 2021 agreement to purchase four 777-200LRF aircraft from Boeing (see Note 2 to our Financial Statements).

Other (income) expense, net decreased primarily due to a $4.6 million reduction in refunds of aircraft rent paid in previous years.

Income taxes. The effective income tax rates were 23.2% and 23.5% for the three months ended June 30, 2022 and 2021, respectively. The rate for the three months ended June 30, 2022 and 2021 differed from the U.S. statutory rate primarily due to state income taxes and certain expenses that are not deductible for tax purposes.

Segments

The following table compares the Direct Contribution for our reportable segments for the three months ended June 30 (see Note 10 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2022	2021	Inc/(Dec)	% Change
Direct Contribution
Airline Operations	$196,331	$231,793	$(35,462)	(15.3)%
Dry Leasing	12,646	10,766	1,880	17.5%
Total Direct Contribution	$208,977	$242,559	$(33,582)	(13.8)%

Unallocated expenses and (income), net	$93,361	$102,464	$(9,103)	(8.9)%

Airline Operations Segment

Airline Operations Direct Contribution decreased $35.5 million, or 15.3%, primarily due to increased pilot costs related to our new CBA, higher premium pay for pilots operating in certain areas significantly impacted by the COVID-19 pandemic and higher overtime pay driven by an increase in COVID-19 cases late in the second quarter. In addition, Direct Contribution was negatively impacted by lower aircraft utilization driven by operational disruptions related to this increase in COVID-19 cases. The increase in COVID-19 cases negatively impacted our crew availability and our ability to position them due to the widespread and well-publicized cancellations of commercial passenger flights. Partially offsetting these items were increased Yields, net of fuel, including the impact of new and extended long-term contracts and lower Heavy Maintenance expense.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $1.9 million, or 17.5%, primarily driven by lower interest expense related to the scheduled repayment of debt.

Unallocated expenses and (income), net

Unallocated expenses and (income), net decreased $9.1 million, or 8.9%, primarily due to lower professional fees and lower interest expense due to the adoption of the amended accounting guidance for convertible notes on January 1, 2022 (see Note 2 to our Financial Statements), partially offset by a reduction in refunds of aircraft rent paid in previous years.

Six Months Ended June 30, 2022 and 2021

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated for the six months ended June 30:

Segment Operating Fleet	2022	2021	Inc/(Dec)
Airline Operations*
747-8F Cargo	10.1	10.0	0.1
747-400 Cargo	34.6	34.2	0.4
747-400 Dreamlifter	0.3	1.2	(0.9)
747-400 Passenger	4.7	4.9	(0.2)
777-200 Cargo	9.0	9.0	-
767-300 Cargo	24.0	24.0	-
767-300 Passenger	5.6	4.9	0.7
767-200 Cargo	-	4.0	(4.0)
767-200 Passenger	-	0.3	(0.3)
737-800 Cargo	8.0	8.0	-
Total	96.3	100.5	(4.2)

Dry Leasing
777-200 Cargo	7.0	7.0	-
767-300 Cargo	21.0	21.0	-
737-300 Cargo	-	1.0	(1.0)
Total	28.0	29.0	(1.0)

Less: Aircraft Dry Leased to CMI customers	(21.0)	(21.0)	-
Total Operating Average Aircraft Equivalents	103.3	108.5	(5.2)

* Airline Operations average fleet excludes spare aircraft provided by CMI customers.

Block Hours	2022	2021	Inc/(Dec)	% Change
Total Block Hours**	166,548	181,713	(15,165)	(8.3)%

** Includes Airline Operations and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue for the six months ended June 30 (in thousands):

	2022	2021	Inc/(Dec)	% Change
Operating Revenue
Airline Operations	$2,138,086	$1,782,101	$355,985	20.0%
Dry Leasing	87,484	80,768	6,716	8.3%
Customer incentive asset amortization	(19,915)	(21,924)	(2,009)	(9.2)%
Other	11,472	10,787	685	6.4%
Total Operating Revenue	$2,217,127	$1,851,732

Airline Operations

	2022	2021	Inc/(Dec)	% Change
Block Hours
Cargo	158,347	170,784	(12,437)	(7.3)%
Passenger	6,591	8,362	(1,771)	(21.2)%
Total Airline Operations	164,938	179,146	(14,208)	(7.9)%

Revenue Per Block Hour
Airline Operations	$12,963	$9,948	$3,015	30.3%
Cargo	$12,677	$9,525	$3,152	33%
Passenger	$19,832	$18,576	$1,256	6.8%

Airline Operations revenue increased $356.0 million, or 20.0%, primarily due to an increase in Revenue per Block Hour, partially offset by a reduction in Block Hours. Revenue per Block Hour rose primarily due to higher fuel prices and Yields, net of fuel, including the impact of new and extended long-term contracts. Block hours decreased primarily due to a reduction in less profitable smaller gauge CMI service flying and our operation of fewer passenger flights, as well as operational disruptions related to an increase in COVID-19 cases late in the second quarter. This increase in cases adversely impacted our crew availability and our ability to position them due to the widespread and well-publicized cancellations of commercial passenger flights.

Dry Leasing

Dry Leasing revenue increased $6.7 million, or 8.3%, primarily due to $5.0 million of revenue from maintenance payments related to the scheduled return of an aircraft during the first quarter of 2022, which was subsequently sold during that quarter.

Operating Expenses

The following table compares our Operating Expenses for the six months ended June 30 (in thousands):

	2022	2021	Inc/(Dec)	% Change
Operating Expenses
Aircraft fuel	$630,219	$377,820	$252,399	66.8%
Salaries, wages and benefits	583,925	410,980	172,945	42.1%
Maintenance, materials and repairs	226,954	253,680	(26,726)	(10.5)%
Depreciation and amortization	146,560	134,450	12,110	9.0%
Travel	95,487	77,619	17,868	23.0%
Navigation fees, landing fees and other rent	78,445	92,296	(13,851)	(15.0)%
Passenger and ground handling services	69,683	81,569	(11,886)	(14.6)%
Aircraft rent	25,608	38,443	(12,835)	(33.4)%
Loss (gain) on disposal of flight equipment	(6,221)	16	6,237	NM
Special charge	2,633	-	2,633	NM
Transaction-related expenses	-	318	(318)	NM
Other	110,292	120,260	(9,968)	(8.3)%
Total Operating Expenses	$1,963,585	$1,587,451

Aircraft fuel increased $252.4 million, or 66.8%, primarily due to an increase in the average fuel cost per gallon, partially offset by lower consumption related to decreased Charter flying. Our exposure to fluctuations in fuel price is generally limited to the shorter-term commercial portion of our Charter services, as fuel risk is largely mitigated by price adjustments, including those based on indexed fuel prices for longer-term commercial charter contracts. We do not incur fuel expense in providing ACMI and CMI services or in our Dry Leasing business as the cost of fuel is borne by the customer. Similarly, we generally have no fuel price risk for AMC charters because the price is set under our contract with the AMC, and we receive or make payments to adjust for price increases and decreases from the contractual rate. Average fuel cost per gallon and fuel consumption for the six months ended June 30 were:

	2022	2021	Inc/(Dec)	% Change
Average fuel cost per gallon	$3.32	$1.82	$1.50	82.4%
Fuel gallons consumed (000s)	190,058	207,404	(17,346)	(8.4)%

Salaries, wages and benefits increased $172.9 million, or 42.1%, primarily due to increased pilot costs related to our new CBA and higher premium pay for pilots operating in certain areas significantly impacted by the COVID-19 pandemic, partially offset by decreased flying.

Maintenance, materials and repairs decreased by $26.7 million, or 10.5%, primarily reflecting $15.2 million of lower Heavy Maintenance expense and $11.6 million of reduced Line Maintenance expense. Heavy Maintenance expense on 747-8F aircraft decreased $7.6 million primarily due to a decrease in the number of D Checks. Heavy Maintenance expense on 747-400 aircraft decreased $6.0 million primarily due to a decrease in the number of engine overhauls. Line Maintenance expense decreased primarily due to the reduction in flying. Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the six months ended June 30 were:

Heavy Maintenance Events	2022	2021	Inc/(Dec)
747-8F C Checks	2	2	-
747-400 C Checks	8	8	-
777-200 C Checks	1	-	1
767 C Checks	2	3	(1)
747-8F D Checks	-	2	(2)
747-400 D Checks	5	4	1
CF6-80 engine overhauls	4	4	-
PW4000 engine overhauls	-	2	(2)

Depreciation and amortization increased $12.1 million, or 9.0%, primarily due to an increase in depreciation related to the acquisition of 747-400 freighter aircraft throughout 2021 that were previously on lease to us and changes in 747-400 freighter aircraft leases in 2021.

Travel increased $17.9 million, or 23.0%, primarily due to increased rates.

Navigation fees, landing fees and other rent decreased $13.9 million, or 15.0%, primarily due to decreased flying.

Passenger and ground handling services decreased $11.9 million, or 14.6%, primarily due to decreased flying and lower rates.

Aircraft rent decreased $12.8 million, or 33.4%, primarily due the acquisition of 747-400 freighter aircraft throughout 2021 that were previously on lease to us and changes in 747-400 freighter aircraft leases in 2021.

Loss (gain) on disposal of flight equipment in 2022 represented a gain during the first quarter of 2022 from the sale of six spare CF6-80 engines, which were previously classified as assets held for sale (see Note 6 to our Financial Statements).

Special charge in 2022 represented a charge during the first quarter of 2022 related to two CF6-80 engines Dry Leased to a customer.

Other decreased $10.0 million, or 8.3%, primarily due to a decrease in professional fees incurred in 2021 related to costs associated with negotiations and arbitration for a new CBA (see Note 11 to our Financial Statements).

Non-operating (Income) Expenses

The following table compares our Non-operating (Income) Expenses for the six months ended June 30 (in thousands):

	2022	2021	Inc/(Dec)	% Change
Non-operating (Income) Expenses
Interest income	$(1,113)	$(400)	$713	178.3%
Interest expense	40,347	54,172	(13,825)	(25.5)%
Capitalized interest	(7,103)	(3,121)	3,982	127.6%
Loss on early extinguishment of debt	689	-	689	NM
Unrealized loss on financial instruments	-	113	(113)	NM
Other (income) expense, net	219	(44,310)	(44,529)	(100.5)%

Interest expense decreased $13.8 million, or 25.5%, primarily due to the adoption of the amended accounting guidance for convertible notes on January 1, 2022 (see Note 2 to our Financial Statements) and the scheduled repayment of debt.

Capitalized interest increased $4.0 million primarily due to pre-delivery deposits related to our January 2021 agreement to purchase four 747-8F aircraft and our December 2021 agreement to purchase four 777-200LRF aircraft from Boeing (see Note 2 to our Financial Statements).

Other (income) expense, net decreased $44.5 million, or 100.5%, primarily due to $40.9 million in CARES Act grant income in 2021 (see Note 2 to our Financial Statements) and a $4.6 million reduction in refunds of aircraft rent paid in previous years.

Income taxes. The effective income tax rates were 23.0% and 23.6% for the six months ended June 30, 2022 and 2021, respectively. The rate for the six months ended June 30, 2022 and 2021 differed from the U.S. statutory rate primarily due to state income taxes and certain expenses that are not deductible for tax purposes.

Segments

The following table compares the Direct Contribution for our reportable segments for the six months ended June 30 (see Note 11 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2022	2021	Inc/(Dec)	% Change
Direct Contribution
Airline Operations	$382,150	$400,943	$(18,793)	(4.7)%
Dry Leasing	29,555	21,329	8,226	38.6%
Total Direct Contribution	$411,705	$422,272	$(10,567)	(2.5)%

Unallocated expenses and (income), net	$194,101	$163,998	$30,103	18.4%

Airline Operations Segment

Airline Operations Direct Contribution decreased $18.8 million, or 4.7%, primarily due to increased pilot costs related to our new CBA, higher premium pay for pilots operating in certain areas significantly impacted by the COVID-19 pandemic and higher overtime pay driven by an increase in COVID-19 cases late in the second quarter. In addition, Direct Contribution was negatively impacted by lower aircraft utilization driven by operational disruptions related to this increase in COVID-19 cases. The increase in COVID-19 cases negatively impacted our crew availability and our ability to position them due to the widespread and well-publicized cancellations of commercial passenger flights. Partially offsetting these items were increased Yields, net of fuel, including the impact of new and extended long-term contracts and lower Heavy Maintenance expense.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $8.2 million, or 38.6%, primarily due to $5.0 million of revenue from maintenance payments related to the scheduled return of an aircraft during the first quarter of 2022 and lower interest expense related to the scheduled repayment of debt.

Unallocated expenses and (income), net

Unallocated expenses and (income), net increased $30.1 million, or 18.4%, primarily due to $40.9 million in CARES Act grant income recognized in 2021 (see Note 2 to our Financial Statements) and a $4.6 million reduction in refunds of aircraft rent paid in previous years. Partially offsetting these items were a decrease in professional fees and lower interest expense due to the adoption of the amended accounting guidance for convertible notes on January 1, 2022 (see Note 2 to our Financial Statements).

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

The following is a reconciliation of Net Income and Diluted EPS to the corresponding non-GAAP financial measures (see Note 13 to our Financial Statements for the calculation of Diluted EPS) (in thousands, except per share data):

	For the Three Months Ended
	June 30, 2022	June 30, 2021	Percent Change

Net Income	$88,258	$107,110	(17.6)%
Impact from:
Customer incentive asset amortization	9,864	11,443
Noncash expenses and income, net (a)	-	4,746
Other, net (b)	708	696
Income tax effect of reconciling items	(1,580)	(2,220)
Adjusted Net Income	$97,250	$121,775	(20.1)%

Weighted average diluted shares outstanding	33,679	30,319
Less: effect of convertible notes hedges (c)	(4,731)	(608)
Adjusted weighted average diluted shares outstanding	28,948	29,711
Adjusted Diluted EPS	$3.36	$4.10	(18.0)%

	For the Six Months Ended
	June 30, 2022	June 30, 2021	Percent Change

Net Income	$169,769	$197,043	(13.8)%
Impact from:
CARES Act grant income (d)	-	(40,944)
Customer incentive asset amortization	19,915	21,924
Adjustments to CBA paid time-off benefits (e)	2,154	-
Special charge (f)	2,633	-
Noncash expenses and income, net (a)	-	9,418
Unrealized loss on financial instruments	-	113
Other, net (b)	(5,532)	1,025
Income tax effect of reconciling items	(2,909)	5,411
Adjusted Net Income	$186,030	$193,990	(4.1)%

Weighted average diluted shares outstanding	34,184	29,900
Less: effect of convertible notes hedges (c)	(4,881)	(304)
Adjusted weighted average diluted shares outstanding	29,303	29,596
Adjusted Diluted EPS	$6.35	$6.55	(3.1)%

	For the Three Months Ended
	June 30, 2022	June 30, 2021	Percent Change

Net Income	$88,258	$107,110	(17.6)%
Interest expense, net	15,712	24,953
Depreciation and amortization	74,358	66,661
Income tax expense	26,650	32,868
EBITDA	204,978	231,592
Customer incentive asset amortization	9,864	11,443
Other, net (b)	708	696
Adjusted EBITDA	$215,550	$243,731	(11.6)%

	For the Six Months Ended
	June 30, 2022	June 30, 2021	Percent Change

Net Income	$169,769	$197,043	(13.8)%
Interest expense, net	32,131	50,651
Depreciation and amortization	146,560	134,450
Income tax expense	50,734	60,784
EBITDA	399,194	442,928
CARES Act grant income (d)	-	(40,944)
Customer incentive asset amortization	19,915	21,924
Adjustments to CBA paid time-off benefits (e)	2,154	-
Special charge (f)	2,633	-
Unrealized loss on financial instruments	-	113
Other, net (b)	(5,532)	1,025
Adjusted EBITDA	$418,364	$425,046	(1.6)%

(a)
Noncash expenses and income, net in 2021 primarily related to amortization of debt discount on the convertible notes (see Note 7 to our Financial Statements).
(b)
Other, net in 2022 primarily related to a gain on the sale of six spare CF6-80 engines previously held for sale (see Note 6 to our Financial Statements) and a loss on early extinguishment of debt. Other, net in 2021 primarily related to costs associated with our acquisition of an airline and leadership transition costs.
(c)
Represents the economic benefit from our convertible notes hedges in offsetting dilution from our convertible notes as we concluded that generally there would be no economic dilution result from conversion of each of the convertible notes when our stock price is below the exercise price of the respective convertible note warrants.
(d)
CARES Act grant income in 2021 related to income associated with the Payroll Support Program (see Note 2 to our Financial Statements).
(e)
Adjustments to CBA paid time-off benefits in 2022 are related to our new CBA (see Note 11 to our Financial Statements).
(f)
Special charge in 2022 represented a charge related to two CF6-80 engines Dry Leased to a customer.

Liquidity and Capital Resources

The most significant liquidity events during the first half of 2022 were as follows:

In February 2022, we paid $100.0 million and received an initial delivery of 1,061,257 shares pursuant to an ASR under our new stock repurchase program approved by our board of directors, which authorized the repurchase of up to $200.0 million of our common stock. We subsequently settled the ASR in April 2022 and received an additional 172,887 shares of common stock. In the aggregate, we repurchased 1,234,144 shares (see Note 12 to our Financial Statements for a discussion of our ASR). In connection with the proposed Merger (see Note 15 to our Financial Statements), we have suspended the stock repurchase program.

In April 2022, we refinanced a term loan secured by a 747-8F aircraft and received proceeds of $90.0 million from a financing with an 84-month term for this aircraft at a blended fixed rate of 3.86% (see Note 7 to our Financial Statements).

In May 2022, we borrowed $140.0 million for the delivery of one 747-8F aircraft under a twelve-year term loan due in May 2034 at a fixed interest rate of 4.17% (see Note 7 to our Financial Statements).

Operating Activities. Net cash provided by operating activities was $426.0 million for the first half of 2022, which primarily reflected Net Income of $169.8 million, noncash adjustments of $172.4 million for Depreciation and amortization and $50.0 million for Deferred taxes, and a $28.7 million decrease in Accounts receivable, partially offset by a $15.8 million increase in Prepaid expenses, current assets and other assets. Net cash provided by operating activities was $343.1 million for the first half of 2021, which primarily reflected Net Income of $197.0 million and noncash adjustments of $172.2 million for Depreciation and amortization and $60.1 million for Deferred taxes, partially offset by a $56.3 million decrease in Accounts payable, accrued liabilities and other liabilities, a $24.7 million increase in Accounts receivable and a $12.5 million increase in Prepaid expenses, current assets and other assets.

Investing Activities. Net cash used for investing activities was $375.8 million for the first half of 2022, consisting primarily of $329.8 million of purchase deposits and payments for flight equipment and modifications and $54.2 million of payments for core capital expenditures, excluding flight equipment, partially offset by $13.5 million of proceeds from the disposal of flight equipment. Purchase deposits and payments for flight equipment and modifications during the first half of 2022 were primarily related to the delivery of one 747-8F aircraft, 777-200LRF aircraft pre-delivery payments and spare engines. All capital expenditures for 2022 were funded through working capital and the financings discussed above. Net cash used for investing activities was $268.1 million for the first half of 2021, consisting primarily of $224.9 million of purchase deposits and payments for flight equipment and modifications and $43.4 million of payments for core capital expenditures, excluding flight equipment. Purchase deposits and payments for flight equipment and modifications during the first half of 2021 were primarily related to pre-delivery payments, spare engines and GEnx engine performance upgrade kits.

Financing Activities. Net cash used for financing activities was $354.3 million for the first half of 2022, which primarily reflected $478.9 million of payments on debt, $100.0 million related to the purchase of treasury stock and $12.1 million related to treasury shares withheld for payment of taxes, partially offset by $230.0 million of proceeds from debt issuance and $8.9 million of customer maintenance reserves and deposits received. Net cash used for financing activities was $170.9 million for the first half of 2021, which primarily reflected $171.2 million of payments on debt, $23.9 million in payments of maintenance reserves and $7.4 million related to treasury shares withheld for payment of taxes, partially offset by $23.9 million of proceeds from debt issuance and $9.0 million of customer maintenance reserves and deposits received.

We consider Cash and cash equivalents, Net cash provided by operating activities and availability under our revolving credit facility to be sufficient to meet our debt and lease obligations, to fund capital expenditures for 2022 and to purchase shares of our stock under our stock repurchase program. Core capital expenditures for the remainder of 2022 are expected to range from $70.0 to $80.0 million, which excludes flight equipment and capitalized interest. Committed capital expenditures for flight equipment for the remainder of 2022 are expected to be approximately $501.8 million.

Committed capital expenditures include pre-delivery and delivery payments for the purchase of the remaining three new 747-8F and four new 777-200LRF aircraft from Boeing, and other agreements to acquire spare engines. We expect to finance the aircraft delivery payments through secured debt financing. The remaining three 747-8F aircraft are expected to be delivered throughout 2022. The first 777-200LRF aircraft is expected to be delivered late in the fourth quarter of 2022 and the remaining three throughout 2023.

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

Off-Balance Sheet Arrangements

There were no material changes to our off-balance sheet arrangements during the six months ended June 30, 2022.

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

The forward-looking statements in this Report are not representations or guarantees of future performance and involve certain risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include, but are not limited to: the risk that the proposed transaction may not be completed in a timely manner or at all; the failure to receive, on a timely basis or otherwise, the required approvals of the proposed transaction by AAWW’s stockholders; the possibility that any or all of the various conditions to the consummation of the proposed transaction may not be satisfied or waived, including the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals); the possibility that competing offers or acquisition proposals for AAWW will be made; the occurrence of any event, change or other circumstance that could give rise to the termination of the definitive transaction agreement relating to the proposed transaction, including in circumstances which would require AAWW to pay a termination fee; incurring substantial costs related to the proposed transaction, such as legal, accounting, financial advisory and integration costs; the effect of the announcement, pendency of the proposed transaction, or any failure to successfully complete the proposed transaction on AAWW’s ability to attract, motivate or retain key executives, pilots and associates, its ability to maintain relationships with its customers, including Amazon.com, Inc., vendors, service providers and others with whom it does business, or its operating results and business generally; risks related to the proposed transaction diverting management’s attention from AAWW’s ongoing business operations; the risk of shareholder litigation in connection with the proposed transaction, including resulting expense or delay; and those described in our Annual Report on Form 10-K for the year ended December 31, 2021 and our quarterly reports on Form 10-Q. Many of such factors are beyond AAWW’s control and are difficult to predict. As a result, AAWW’s future actions, financial position, results of operations and the market price for shares of AAWW’s common stock could differ materially from those expressed in any forward-looking statements. Readers are therefore cautioned not to place undue reliance on forward-looking statements. Such forward-looking statements speak only as of the date of this report. AAWW does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, AAWW, whether as a result of new information, future events or otherwise, except as required by law and expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the six months ended June 30, 2022. For additional discussion of our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2021 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d - 15(e) under the Exchange Act) as of June 30, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

With respect to the fiscal quarter ended June 30, 2022, the information required in response to this Item is set forth in Note 11 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2021 Annual Report on Form 10-K, except as noted below.

Risks Related to the Proposed Merger

The Merger Transactions may not be completed on the terms or timeline currently contemplated or at all, which could adversely affect our stock price, business, financial condition and results of operations.

On August 4, 2022, the Company entered into the Merger Transactions, which are subject to certain conditions, including (i) the absence of any law, order, judgment, decree, injunction or ruling prohibiting the consummation of the Merger; (ii) the accuracy of the other party’s representations and warranties (subject to certain materiality qualifiers); (iii) the other party’s compliance in all material respects with its pre-closing covenants; (iv) obtaining the approval of our stockholders; and (v) receipt of certain required regulatory approvals and the expiration or termination of any waiting period (and any extension thereof) applicable to the consummation of the Merger Transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the rules and regulations promulgated thereunder. While it is currently anticipated that the Merger Transactions will be consummated during or before the first quarter of 2023, there can be no assurance that the foregoing conditions will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied.

If the Merger Transactions are not consummated for any reason, the trading price of our common stock may decline to the extent that the market price of the common stock reflects positive market assumptions that the Merger Transactions will be consummated and the related benefits will be realized. We may also be subject to additional risks if the Merger Transactions are not completed, including:

•
the requirement in the Merger Agreement that, under certain circumstances, we pay Parent a termination fee of $97.5 million in cash;
•
incurring substantial costs related to the Merger Transactions, such as legal, accounting, financial advisory and integration costs that have already been incurred or will continue to be incurred until closing;
•
limitations on our ability to retain and hire key personnel;
•
reputational harm including relationships with investors, customers and business partners due to the adverse perception of any failure to successfully complete the Merger Transactions; and
•
potential disruption to our business and distraction of our workforce and management team to pursue other opportunities that could be beneficial to us, in each case without realizing any of the benefits of having the Merger Transactions completed.

Further, we or Parent may terminate the Merger Agreement if the Merger Transactions have not been consummated by March 4, 2023 (subject to (i) an automatic extension until June 4, 2023 if all closing conditions other than those relating to a clearance, consent or restraint in respect of any antitrust law have not been received, (ii) a further extension to August 4, 2023 at the option of Parent or the Company if such regulatory closing conditions have not been satisfied, and (iii) whether or not otherwise extended, an extension until four business days following the expiration of the marketing period for Parent’s debt financing, the “Outside Date”). We or Parent also may terminate the Merger Agreement (i) by mutual written consent; (ii) if there is a final and nonappealable judgment enacted, promulgated, issued, entered, amended or enforced by any governmental authority of competent jurisdiction or any applicable law enjoining, restraining or otherwise prohibiting consummation of the Merger Transactions; (iii) if our stockholder’s meeting (including any adjournments or postponements thereof) shall have concluded and the Company stockholder approval shall not have been obtained; or (iv) if the other party has breached its representations or warranties or failed to perform any of its covenants or agreements in a way that would prevent satisfaction of a closing condition by the Outside Date and such breach or failure to perform cannot be cured within 35 calendar days following receipt of written notice of such breach or failure to perform and an intent to terminate the Merger Agreement. The occurrence of the aforementioned could adversely affect our stock price, business, financial condition and results of operations

The announcement of the Merger Agreement and pendency of the Merger Transactions could negatively impact our business, financial condition and results of operations.

The announcement or pendency of the Merger Transactions could adversely affect our business, financial condition and results of operations and may result in our inability to hire or the departure of key personnel. In connection with the Merger Transactions, some of our customers and business partners may delay or defer decisions or may end their relationships with us, which could negatively affect our revenues, earnings and cash flows, regardless of whether the Merger Transactions are completed. In addition, we have undertaken certain covenants in the Merger Agreement restricting the conduct of our business during the pendency of the Merger Transactions, including restrictions on undertaking certain significant financing transactions and certain other actions, even if such actions would prove beneficial to us. Similarly, our current and prospective employees may experience uncertainty about their future roles with us following the Merger Transactions, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger Transactions.

Our directors and executive officers have interests in the Merger Transactions that may be different from, or in addition to, the interests of our other stockholders.

Our directors and executive officers have financial interests in the Merger Transactions that may be different from, or in addition to, the interests of our other stockholders. These interests may include:

•
the treatment of Company equity awards and long-term incentive cash awards provided for under the Merger Agreement;
•
severance and other benefits in the case of certain qualifying terminations under the terms of an individual employment agreement or the Company’s severance plans;
•
cash-based retention bonuses under a program established for the benefit of certain Company employees;
•
each participant (including each executive officer) in the Company’s annual bonus plan will be eligible for an annual bonus for the year in which the effective time occurs if such participant is terminated prior to the date such bonuses are earned and he or she otherwise qualifies for severance; and
•
continued indemnification and insurance coverage under the Merger Agreement, the Company’s organizational documents and indemnification agreements the Company has entered into with each of its directors and executive officers.

Litigation challenging the Merger Agreement may prevent the Merger from being consummated within the expected timeframe or at all.

Lawsuits may be filed against us, our Board of Directors or other parties to the Merger Agreement, challenging our acquisition by Parent, or making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that the consummation of the Merger is not restrained, made illegal, enjoined or prohibited by any order or legal or regulatory restraint or prohibition of a court of competent jurisdiction or any governmental entity. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective within the expected timeframe or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

We made the following repurchases of shares of our common stock during the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1, 2022 through April 30, 2022	172,887	(b)	-	(b)	172,887	(b)	$100,000,000
May 1, 2022 through May 31, 2022	-		-		-		$-
June 1, 2022 through June 30, 2022	-		-				$-
Total	172,887		-		172,887		$100,000,000

(a) In February 2022, our board of directors approved the establishment of a new stock repurchase program authorizing the repurchase of up to a total of $200.0 million of our common stock. Purchases may be made at our discretion in the form of accelerated share repurchase programs, open market repurchase programs, privately negotiated transactions or a combination of these methods. This program replaced a previous stock repurchase program that had been established in 2008 and amended in 2013. In connection with the proposed Merger, we have suspended the stock repurchase program.

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

* Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, (v) Consolidated Statements of Stockholders’ Equity as of and for the three and six months ended June 30, 2022 and 2021 and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: August 4, 2022	/s/ John W. Dietrich
John W. Dietrich
President and Chief Executive Officer

Dated: August 4, 2022	/s/ Spencer Schwartz
Spencer Schwartz
Executive Vice President and Chief Financial Officer