Form 10-Q
period 2022-09-30
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2022-11-03
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022 there were 28,364,198 shares of the registrant’s Common Stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$465,499	$910,965
Restricted cash	10,473	10,052
Accounts receivable, net of allowance of $2,039 and $4,003, respectively	259,663	305,905
Prepaid expenses, assets held for sale and other current assets	96,265	99,100
Total current assets	831,900	1,326,022
Property and Equipment
Flight equipment	5,803,732	5,449,100
Ground equipment	110,034	101,824
Less: accumulated depreciation	(1,466,810)	(1,319,636)
Flight equipment purchase deposits and modifications in progress	483,086	352,422
Property and equipment, net	4,930,042	4,583,710
Other Assets
Operating lease right-of-use assets	114,999	138,744
Deferred costs and other assets	305,516	329,971
Intangible assets, net and goodwill	60,274	64,796
Total Assets	$6,242,731	$6,443,243

Liabilities and Equity
Current Liabilities
Accounts payable	$93,959	$82,885
Accrued liabilities	611,591	641,978
Current portion of long-term debt and finance leases	397,875	639,811
Current portion of long-term operating leases	53,988	55,383
Total current liabilities	1,157,413	1,420,057
Other Liabilities
Long-term debt and finance leases	1,578,888	1,655,075
Long-term operating leases	125,251	166,022
Deferred taxes	415,683	354,798
Financial instruments and other liabilities	32,752	37,954
Total other liabilities	2,152,574	2,213,849
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 35,271,413 and 34,707,860 shares issued, 28,364,198 and 29,215,702 shares outstanding (net of treasury stock), as of September 30, 2022 and December 31, 2021, respectively	352	347
Additional paid-in capital	871,099	934,516
Treasury stock, at cost; 6,907,215 and 5,492,158 shares, respectively	(337,626)	(225,461)
Accumulated other comprehensive income (loss)	59	(511)
Retained earnings	2,398,860	2,100,446
Total stockholders’ equity	2,932,744	2,809,337
Total Liabilities and Equity	$6,242,731	$6,443,243

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Operating Revenue	$1,124,554	$1,016,100	$3,341,681	$2,867,832

Operating Expenses
Aircraft fuel	352,289	216,638	982,508	594,458
Salaries, wages and benefits	264,685	231,437	848,610	642,417
Maintenance, materials and repairs	116,622	102,819	343,576	356,499
Depreciation and amortization	78,431	73,468	224,991	207,918
Travel	57,237	42,966	152,724	120,585
Navigation fees, landing fees and other rent	41,319	46,622	119,764	138,918
Passenger and ground handling services	33,138	40,268	102,821	121,837
Aircraft rent	13,603	15,485	39,211	53,928
Gain on disposal of flight equipment	-	(810)	(6,221)	(794)
Special charge	6,299	-	8,932	-
Transaction-related expenses	6,889	168	6,889	486
Other	62,284	63,106	172,576	183,366
Total Operating Expenses	1,032,796	832,167	2,996,381	2,419,618

Operating Income	91,758	183,933	345,300	448,214

Non-operating Expenses (Income)
Interest income	(2,426)	(159)	(3,539)	(559)
Interest expense	19,177	27,173	59,524	81,345
Capitalized interest	(3,080)	(2,335)	(10,183)	(5,456)
Loss on early extinguishment of debt	-	-	689	-
Unrealized loss on financial instruments	-	-	-	113
Other (income) expense, net	(138)	3,136	81	(41,174)
Total Non-operating Expenses (Income)	13,533	27,815	46,572	34,269

Income before income taxes	78,225	156,118	298,728	413,945
Income tax expense	18,125	36,583	68,859	97,367
Net Income	$60,100	$119,535	$229,869	$316,578
Earnings per share:
Basic	$2.12	$4.12	$8.07	$10.98
Diluted	$1.79	$3.91	$6.82	$10.52
Weighted average shares:
Basic	28,326	29,023	28,472	28,844
Diluted	34,066	30,547	34,143	30,117

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Net Income	$60,100	$119,535	$229,869	$316,578
Other comprehensive income:
Interest rate derivatives:
Reclassification to loss on early extinguishment of debt	-	-	639	-
Reclassification to interest expense	(16)	250	106	774
Income tax benefit	-	(60)	(175)	(184)
Other comprehensive income (loss)	(16)	190	570	590
Comprehensive Income	$60,084	$119,725	$230,439	$317,168

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Operating Activities:
Net Income	$229,869	$316,578

Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	262,881	265,231
Reversal of expected credit losses	(538)	(377)
Loss on early extinguishment of debt	689	-
Special charge	8,932	-
Unrealized loss on financial instruments	-	113
Gain on disposal of flight equipment	(6,221)	(794)
Deferred taxes	67,848	96,053
Stock-based compensation	9,438	10,653
Changes in:
Accounts receivable	49,129	(15,785)
Prepaid expenses, current assets and other assets	(17,008)	(43,297)
Accounts payable, accrued liabilities and other liabilities	(29,444)	(19,442)
Net cash provided by operating activities	575,575	608,933
Investing Activities:
Capital expenditures	(79,230)	(64,132)
Purchase deposits and payments for flight equipment and modifications	(493,826)	(346,028)
Investment in joint ventures	(9,341)	(2,424)
Proceeds from disposal of flight equipment	13,500	9,470
Net cash used for investing activities	(568,897)	(403,114)
Financing Activities:
Proceeds from debt issuance	230,000	23,948
Payment of debt issuance costs	(2,176)	(1,274)
Payments of debt and finance lease obligations	(580,402)	(271,078)
Purchase of treasury stock	(100,000)	-
Customer maintenance reserves and deposits received	12,911	13,491
Customer maintenance reserves paid	-	(35,608)
Treasury shares withheld for payment of taxes	(12,056)	(7,438)
Net cash used for financing activities	(451,723)	(277,959)
Net decrease in cash, cash equivalents and restricted cash	(445,045)	(72,140)
Cash, cash equivalents and restricted cash at the beginning of period	921,017	856,281
Cash, cash equivalents and restricted cash at the end of period	$475,972	$784,141

Noncash Investing and Financing Activities:

Acquisition of property and equipment included in Accounts payable and accrued liabilities	$15,344	$16,802
Acquisition of property and equipment acquired under operating leases	$1,119	$9,661
Acquisition of flight equipment under finance leases	$3,321	$191,913
Issuance of shares related to settlement of warrant liability	$-	$31,582
Issuance of shares related to settlement of convertible notes	$7,901	$-

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

	As of and for the Three Months Ended September 30, 2022
			Additional	Accumulated		Total
	Common	Treasury	Paid-In	Other Comprehensive	Retained	Stockholders'
	Stock	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at June 30, 2022	$352	$(337,635)	$863,014	$75	$2,338,760	$2,864,566
Net Income	-	-	-	-	60,100	60,100
Other comprehensive income (loss)	-	-	-	(16)	-	(16)
Stock-based compensation	-	-	3,781	-	-	3,781
Issuance of 42,640 shares related to settlement of convertible notes and warrants	-	-	-	-	-	-
Receipt of 205 shares related to settlement of convertible note hedge transaction	-	-	-	-	-	-
Issuance of warrants	-	-	4,304	-	-	4,304
Treasury shares of 130 withheld for payment of taxes	-	9	-	-	-	9
Issuance of 798 shares of restricted stock	-	-	-	-	-	-
Balance at September 30, 2022	$352	$(337,626)	$871,099	$59	$2,398,860	$2,932,744

	As of and for the Three Months Ended September 30, 2021
			Additional	Accumulated		Total
	Common	Treasury	Paid-In	Other Comprehensive	Retained	Stockholders'
	Stock	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at June 30, 2021	$345	$(225,321)	$919,362	$(1,504)	$1,804,172	$2,497,054
Net Income	-	-	-	-	119,535	119,535
Other comprehensive income (loss)	-	-	-	190	-	190
Stock-based compensation	-	-	3,187	-	-	3,187
Issuance of warrants	-	-	4,304	-	-	4,304
Treasury shares of 495 withheld for payment of taxes	-	(6)	-	-	-	(6)
Issuance of 93 shares of restricted stock	-	-	-	-	-	-
Balance at September 30, 2021	$345	$(225,327)	$926,853	$(1,314)	$1,923,707	$2,624,264

	As of and for the Nine Months Ended September 30, 2022
			Additional	Accumulated		Total
	Common	Treasury	Paid-In	Other Comprehensive	Retained	Stockholders'
	Stock	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2021	$347	$(225,461)	$934,516	$(511)	$2,100,446	$2,809,337
Net Income	-	-	-	-	229,869	229,869
Other comprehensive income (loss)	-	-	-	570	-	570
Cumulative effect of change in accounting principle (see Note 3)	-	-	(92,586)	-	68,545	(24,041)
Stock-based compensation	-	-	9,438	-	-	9,438
Issuance of 181,149 shares related to settlement of convertible notes and warrants	1	-	7,900	-	-	7,901
Receipt of 26,162 shares related to settlement of convertible note hedge transaction	-	-	-	-	-	-
Issuance of warrants	-	-	11,835	-	-	11,835
Purchase of 1,234,144 shares of treasury stock	-	(100,109)	-	-	-	(100,109)
Treasury shares of 154,751 withheld for payment of taxes	-	(12,056)	-	-	-	(12,056)
Issuance of 382,404 shares of restricted stock	4	-	(4)	-	-	-
Balance at September 30, 2022	$352	$(337,626)	$871,099	$59	$2,398,860	$2,932,744

	As of and for the Nine Months Ended September 30, 2021
			Additional	Accumulated		Total
	Common	Treasury	Paid-In	Other Comprehensive	Retained	Stockholders'
	Stock	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2020	$329	$(217,889)	$873,874	$(1,904)	$1,607,129	$2,261,539
Net Income	-	-	-	-	316,578	316,578
Other comprehensive income (loss)	-	-	-	590	-	590
Stock-based compensation	-	-	10,653	-	-	10,653
Issuance of warrants	-	-	10,760	-	-	10,760
Treasury shares of 130,227 withheld for payment of taxes	-	(7,438)	-	-	-	(7,438)
Issuance of 1,280,450 shares related to settlement of warrants	13	-	31,569	-	-	31,582
Issuance of 357,582 shares of restricted stock	3	-	(3)	-	-	-
Balance at September 30, 2021	$345	$(225,327)	$926,853	$(1,314)	$1,923,707	$2,624,264

See accompanying Notes to Unaudited Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Notes to Unaudited Consolidated Financial Statements

September 30, 2022

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

2. Merger Agreement

On August 4, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rand Parent, LLC (“Parent”), a company affiliated with certain funds managed by affiliates of Apollo Global Management, Inc., J.F. Lehman & Company, Inc. and Hill City Capital L.P. (collectively, the “Buyers”) and Rand Merger Sub, Inc, a wholly owned subsidiary of Parent (“MergerCo”), pursuant to which, subject to the terms and conditions thereof, MergerCo will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Upon completion of the Merger, AAWW will become a privately held company and shares of AAWW common stock will no longer be listed or publicly traded on The NASDAQ Global Select Market.

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

At the Effective Time, each outstanding warrant with an exercise price of $37.34 per share, as adjusted, issued to Amazon.com, Inc. and its subsidiary, Amazon Fulfillment Services, Inc., (collectively “Amazon”) (see Note 5 for further discussion), shall automatically vest and be exercised in accordance with its terms for the Merger Consideration and each outstanding warrant issued to the U.S. Treasury shall become exercisable for the Merger Consideration. No other warrants issued to Amazon will vest or become exercisable in connection with the Merger. In addition, at the Effective Time, each restricted share unit (including those subject to performance-based vesting conditions) will vest and be canceled and the holder will be entitled to receive an amount in cash equal to the number of shares of common stock underlying such award (assuming all performance goals are achieved at the maximum level of performance) multiplied by the Merger Consideration.

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

Upon termination of the Merger Agreement under specified circumstances, the Company would be required to pay Parent a termination fee. Generally, if the termination fee becomes payable as a result of the Company terminating the Merger Agreement in order to enter into a definitive acquisition agreement, or by Parent as a result of the Board changing its recommendation with respect to the Merger or under certain other circumstances, the amount of the termination fee will be $97.5 million. If the Company terminates the Merger Agreement as a result of Parent’s breach of the Merger Agreement or because Parent fails to consummate the Merger when required by the Merger Agreement, the Company will be entitled to receive a termination fee of $227.4 million.

The Company has incurred and will incur certain costs relating to the proposed Merger, such as financial advisory, legal, accounting and other professional services fees. During the three and nine months ended September 30, 2022, we recognized $6.9 million in Transaction-related expenses.

3. Summary of Significant Accounting Policies

Heavy Maintenance

Except as described in the paragraph below, we account for heavy maintenance costs for airframes and engines using the direct expense method. Under this method, heavy maintenance costs are charged to expense upon induction, based on our best estimate of the costs after considering multiple factors, including historical costs, experience and information provided by third-party maintenance providers. These estimates may be subsequently adjusted for changes and the final determination of actual costs incurred. As of September 30, 2022 and December 31, 2021, Accrued heavy maintenance was $64.3 million and $79.6 million, respectively.

We account for heavy maintenance costs for airframes and engines used in our Dry Leasing segment and engines used on our 747-8F and 777-200 aircraft using the deferral method. Under this method, we defer the expense recognition of scheduled heavy maintenance events, which are amortized over the shorter of the estimated period until the next scheduled heavy maintenance event is required or remaining lease term. Amortization of deferred maintenance expense included in Depreciation and amortization was $11.7 million and $35.0 million for the three and nine months ended September 30, 2022, respectively. Amortization of deferred maintenance expense included in Depreciation and amortization was $12.8 million and $37.1 million for the three and nine months ended September 30, 2021, respectively.

Deferred maintenance included within Deferred costs and other assets is as follows:

Balance as of December 31, 2021	$180,675
Deferred maintenance costs	21,792
Special charge (1)	(1,628)
Amortization of deferred maintenance	(34,998)
Balance as of September 30, 2022	$165,841

(1) See Note 7 for further discussion.

Property and Equipment

Committed capital expenditures are expected to be $261.8 million for the remainder of 2022 and $477.4 million in 2023. These expenditures include delivery payments for our January 2021 agreement to purchase four 747-8F aircraft from The Boeing Company (“Boeing”). The first two of these aircraft were delivered in May and October of 2022 and the remaining two are expected to be delivered during the fourth quarter of 2022 and first quarter of 2023. These amounts also include pre-delivery and delivery payments for our December 2021 agreement to purchase four new 777-200LRF aircraft from Boeing. The first of these aircraft is expected to be delivered late in the fourth quarter of 2022 and the remaining three throughout 2023. In addition, the amounts include other agreements to acquire spare engines.

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

In connection with the payroll support funding received in 2020 under the PSP Agreement, we issued warrants to the U.S. Treasury to acquire up to 625,452 shares of our common stock. Any unexercised warrants will expire in 2025 on the fifth anniversary of the issue date of each warrant. As of September 30, 2022, no portion of the warrants have been exercised.

We initially recognized deferred grant income within Accrued liabilities for the difference between the payroll support funding received in 2020 under the PSP Agreement and the amounts recorded for the Promissory Note and the Warrant Agreement. All grant income has been subsequently recognized within Other (income) expense, net in the consolidated statement of operations on a pro-rata basis over the periods that the qualifying employee wages, salaries and benefits were paid. During the nine months ended September 30, 2021, we recognized the remaining $40.9 million of deferred grant income within Other (income) expense, net in the consolidated statement of operations.

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

The following table summarizes our transactions and balances with Polar:

	For the Three Months Ended		For the Nine Months Ended
Revenue and Expenses:	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue from Polar	$68,146	$81,119	$235,090	$234,036
Ground handling and airport fees to Polar	842	1,096	2,859	2,917

Accounts receivable/payable as of:	September 30, 2022	December 31, 2021
Receivables from Polar	$4,671	$22,311
Payables to Polar	868	3,082

Aggregate Carrying Value of Polar Investment as of:	September 30, 2022	December 31, 2021
Aggregate Carrying Value of Polar Investment	$4,870	$4,870

In addition to the amounts in the table above, Atlas recognized revenue from flying on behalf of Polar of $21.2 million and

$95.2 million for the three and nine months ended September 30, 2022, respectively. Atlas recognized revenue from flying on behalf of Polar of $28.3 million and $151.4 million for the three and nine months ended September 30, 2021, respectively.

Dry Leasing Joint Venture

We hold a 10% interest in a joint venture with an unrelated third party, which we entered into in December 2019, to develop a diversified freighter aircraft dry leasing portfolio. Through Titan, we provide aircraft and lease management services to the joint venture for fees based upon aircraft assets under management, among other things. Our investment in the joint venture is accounted for under the equity method of accounting. Under the joint venture, we have a commitment to provide up to $40.0 million of capital contributions before December 2022, of which $15.6 million has been contributed as of September 30, 2022. Our maximum exposure to losses from the entity is limited to our investment.

The following table summarizes our transactions and balances with our dry leasing joint venture:

	For the Three Months Ended		For the Nine Months Ended
Revenue and Expenses:	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue from dry leasing joint venture	$850	$288	$1,784	$423
Aircraft rent to dry leasing joint venture	2,250	2,250	6,750	6,750

Aggregate Carrying Value of Joint Venture as of:	September 30, 2022	December 31, 2021
Aggregate Carrying Value of Dry Leasing Joint Venture	$14,847	$8,448

Parts Joint Venture

We hold a 50% interest in a joint venture with an unrelated third party to purchase rotable parts and provide repair services for those parts, primarily for 747-8F aircraft. The joint venture is a variable interest entity and we have not consolidated the joint venture because we are not the primary beneficiary as we do not exercise financial control. Our investment in the joint venture is accounted for under the equity method of accounting and was $20.0 million as of September 30, 2022 and $19.2 million as of December 31, 2021. Our maximum exposure to losses from the entity is limited to our investment, which is composed primarily of rotable inventory parts. The joint venture does not have any third-party debt obligations. We had Accounts receivable from the joint venture of $0.1 million as of September 30, 2022 and $0.3 million as of December 31, 2021. We had Accounts payable to the joint venture of $0.6 million as of September 30, 2022 and $1.2 million as of December 31, 2021.

5. Amazon

In May 2016, we entered into certain agreements with Amazon which involve, among other things, CMI operation of up to 20 Boeing 767-300 freighter aircraft for Amazon by Atlas, as well as Dry Leasing by Titan. The Dry Leases have a term of ten years from the commencement of each agreement, while the CMI operations are for seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years). As of September 30, 2022, 19 767-300 freighters were in Dry Lease service, of which 17 were operating in CMI service.

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

The agreements entered into in May 2016 also provided incentives for future growth of the relationship with Amazon. In that regard, we granted Amazon a warrant to acquire up to an additional 10% of our outstanding common shares, as of the date of the agreements, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $37.34 per share, as adjusted (“Warrant B”). This warrant to purchase 3.77 million shares, as adjusted, will vest in increments of 37,660 shares, as adjusted, each time Amazon has paid $4.2 million of revenue to us, up to a total of $420.0 million, for incremental business beyond the original 20 767-300 freighters. As of September 30, 2022, 1,355,760 shares, as adjusted, of Warrant B have vested, of which 790,860 shares remain unexercised. Warrant B will expire if not exercised in accordance with its terms by May 4, 2023.

In March 2019, we amended the agreements entered into in 2016 with Amazon, pursuant to which we began providing CMI services using Boeing 737-800 freighter aircraft provided by Amazon. The 737-800 CMI operations are for a term of seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years). As of September 30, 2022, eight 737-800 freighter aircraft were operating in CMI service.

In connection with the amended agreements, we granted Amazon a warrant to acquire up to an additional 9.9% of our outstanding common shares, as of the date of the agreements, after giving effect to the issuance of shares pursuant to the warrant, for an exercise price of $52.67 per share, as adjusted (“Warrant C”). Only if Warrant B vests in full, this warrant to purchase 6.66 million shares, as adjusted, would vest in increments of 45,623 shares, as adjusted, each time Amazon has paid $6.9 million of revenue to us, up to a total of $1.0 billion, for incremental business beyond Warrant A and Warrant B. As of September 30, 2022, no portion of Warrant C has vested. Warrant C will expire if not exercised in accordance with its terms by March 27, 2026. Further, in the event that Warrant B does not vest in full on or prior to its May 4, 2023 expiration, then Warrant C will no longer be exercisable by Amazon as of that date.

While Amazon would be entitled to vote the shares it owns up to 14.9% of our outstanding common shares, in its discretion, it would be required to vote any shares it owns in excess of 14.9% of our outstanding common shares in accordance with the recommendation of our board of directors.

We amortized $9.5 million and $29.4 million of the customer incentive asset as a reduction of Operating Revenue for the three and nine months ended September 30, 2022, respectively. We amortized $11.3 million and $33.3 million of the customer incentive asset as a reduction of Operating Revenue for the three and nine months ended September 30, 2021, respectively.

Customer incentive asset included within Deferred costs and other assets is as follows:

Balance as of December 31, 2021	$96,177
Initial value for estimate of vested or expected to vest warrants	11,835
Amortization of customer incentive asset	(29,389)
Balance as of September 30, 2022	$78,623

6. Supplemental Financial Information

Accounts Receivable

Accounts receivable, net of allowance for expected credit losses related to customer contracts, excluding Dry Leasing contracts, was $210.7 million as of September 30, 2022 and $248.4 million as of December 31, 2021.

Allowance for expected credit losses, included within Accounts receivable, is as follows:

Balance as of December 31, 2021	$4,003
Reversal of expected credit losses	(589)
Amounts written off and other items	(1,375)
Balance as of September 30, 2022	$2,039

Accrued Liabilities

Accrued liabilities consisted of the following as of:

	September 30, 2022	December 31, 2021
Salaries, wages and benefits	$177,122	$211,801
Maintenance	119,240	135,133
Customer maintenance reserves	100,063	87,565
Deferred revenue	61,976	58,616
Aircraft fuel	48,334	40,855
Other	104,856	108,008
Accrued liabilities	$611,591	$641,978

Revenue Contract Liability

Deferred revenue for customer contracts, excluding Dry Leasing contracts, represents amounts collected from, or invoiced to, customers in advance of revenue recognition. The balance of Deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.

Significant changes in Deferred Revenue liability balances during the nine months ended September 30, 2022 were as follows:

Balance as of December 31, 2021	$52,647
Revenue recognized	(356,572)
Amounts collected or invoiced	355,130
Balance as of September 30, 2022	$51,205

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total shown in the consolidated statements of cash flows:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$465,499	$910,965
Restricted cash	10,473	10,052
Total Cash, cash equivalents and restricted cash shown in Consolidated Statements of Cash Flows	$475,972	$921,017

7. Special Charge and Assets Held for Sale

Special Charge

We recorded a Special charge of $6.3 million and $8.9 million during the three and nine months ended September 30, 2022, respectively, related to three nonoperational spare CF6-80 engines held for sale to be traded in for newly overhauled engines and related to two other CF6-80 engines Dry Leased to a customer.

Assets Held for Sale

As of September 30, 2022, we had three spare CF6-80 engines with a carrying value of $5.4 million classified as held for sale within Prepaid expense, assets held for sale and other current assets in the consolidated balance sheets. The three engines are expected to be sold by the end of the first quarter of 2023.

As of December 31, 2021, we had six spare CF6-80 engines with a carrying value of $5.5 million classified as held for sale within Prepaid expense, assets held for sale and other current assets in the consolidated balance sheets. During the nine months ended September 30, 2022, we received proceeds of $11.7 million and recognized a net gain of $6.2 million from the completion of the sale of the six spare CF6-80 engines within Gain on disposal of flight equipment in the consolidated statement of operations.

8. Debt

Term Loans

In May 2022, we borrowed $140.0 million for the delivery of one 747-8F aircraft under a 12-year term loan due in May 2034. The term loan is secured by a mortgage against one 747-8F aircraft and has a fixed interest rate of 4.17% with principal and interest payable quarterly. The term loan is subject to customary fees, covenants and events of default.

In October 2022, we borrowed $140.0 million for the delivery of one 747-8F aircraft under a 12-year term loan due in October 2034. The term loan is secured by a mortgage against one 747-8F aircraft and has a fixed interest rate of 5.73% with principal and interest payable quarterly. The term loan is subject to customary fees, covenants and events of default.

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

In connection with the settlement of the 2015 Convertible Notes warrants, as of September 30, 2022, we have issued 42,431 shares related to the cashless exercise of 411,413 warrants, of which 2,620,145 warrants remain unexercised.

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

The price of our common stock was greater than or equal to 130% of the conversion price of the 2017 Convertible Notes for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the quarter ended September 30, 2022. Therefore, our 2017 Convertible Notes are convertible at the holders’ option beginning on October 1, 2022 and continue to be convertible through December 31, 2022. We received conversion notices on our 2017 Convertible Notes for an immaterial amount during the second quarter of 2022, which were settled during the third quarter of 2022.

Through December 31, 2021, we separately accounted for the liability and equity components of convertible notes based on their relative values. Debt issuance costs related to the issuance of convertible notes were also previously allocated to the liability and equity components based on their relative values. With the adoption of the amended accounting guidance for convertible notes on January 1, 2022 (see Note 3 for further discussion), amounts, including debt issuance costs, that were previously classified within equity were reclassified to the liability component, net of any remaining unamortized amounts. Debt issuance costs are amortized to interest expense using the effective interest method over the term of each convertible notes.

The 2017 Convertible Notes consisted of the following as of September 30, 2022:

2017 Convertible Notes
Remaining life in months	20
Gross proceeds	$288,926
Less: debt issuance cost, net of amortization	(1,769)
Net carrying amount	$287,157

The following table presents the amount of interest expense recognized related to the convertible notes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Contractual interest coupon	$1,355	$2,618	$6,169	$7,853
Amortization of debt discount	-	4,820	-	14,236
Amortization of debt issuance costs	265	410	1,201	1,219
Total interest expense recognized	$1,620	$7,848	$7,370	$23,308

Revolving Credit Facility

In December 2021, we amended and extended our previous three-year $200.0 million secured revolving credit facility into a new four-year $250.0 million secured revolving credit facility (the “Revolver”) for general corporate purposes. As of September 30, 2022, there were no amounts outstanding and we had $250.0 million of unused availability, based on the collateral borrowing base.

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

9. Income Taxes

The effective income tax rates were 23.2% and 23.1% for the three and nine months ended September 30, 2022, respectively. The effective income tax rates were 23.4% and 23.5% for the three and nine months ended September 30, 2021, respectively. These rates differed from the U.S. statutory rate primarily due to state income taxes and certain expenses that are not deductible for tax purposes. For interim accounting purposes, we recognize income taxes using an estimated annual effective tax rate.

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

The fair value of our convertible notes is based on unadjusted quoted market prices for these securities.

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	September 30, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$465,499	$465,499	$465,499	$-	$-
Restricted cash	10,473	10,473	10,473	-	-
	$475,972	$475,972	$475,972	$-	$-

Liabilities
Term loans and notes	$1,604,571	$1,506,818	$-	$-	$1,506,818
Convertible notes (1)	287,157	456,503	456,503	-	-
	$1,891,728	$1,963,321	$456,503	$-	$1,506,818

	December 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$910,965	$910,965	$910,965	$-	$-
Restricted cash	10,052	10,052	10,052	-	-
	$921,017	$921,017	$921,017	$-	$-

Liabilities
Term loans and notes	$1,638,311	$1,690,675	$-	$-	$1,690,675
Convertible notes (2)	479,573	758,424	758,424	-	-
	$2,117,884	$2,449,099	$758,424	$-	$1,690,675

(1) Carrying value is net of debt issuance costs (see Note 8).

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

We use an economic performance metric called Direct Contribution, which shows the profitability of each segment. Direct Contribution includes Income before income taxes and excludes the following: Special charges, Transaction-related expenses, nonrecurring items, Gain on disposal of flight equipment, Losses on early extinguishment of debt, Unrealized loss on financial instruments and Unallocated income and expenses, net. Direct operating and ownership costs include crew costs, maintenance, fuel, ground operations, sales costs, aircraft rent, interest expense on the portion of debt used for financing aircraft, interest income on debt securities and aircraft depreciation. Unallocated income and expenses, net include corporate overhead, nonaircraft depreciation, noncash expenses and income, interest expense on the portion of debt used for general corporate purposes, interest income on nondebt securities, capitalized interest, foreign exchange gains and losses, other revenue, other non-operating costs and CARES Act grant income.

The following table sets forth Operating Revenue and Direct Contribution for our reportable segments reconciled to Operating Income and Income before income taxes:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating Revenue:
Airline Operations	$1,086,998	$980,714	$3,225,084	$2,762,815
Dry Leasing	41,779	40,926	129,263	121,694
Customer incentive asset amortization	(9,474)	(11,332)	(29,389)	(33,256)
Other	5,251	5,792	16,723	16,579
Total Operating Revenue	$1,124,554	$1,016,100	$3,341,681	$2,867,832

Direct Contribution:
Airline Operations	$169,065	$265,260	$551,214	$666,203
Dry Leasing	13,331	10,435	42,887	31,765
Total Direct Contribution for Reportable Segments	182,396	275,695	594,101	697,968

Unallocated income and (expenses), net	(90,983)	(120,219)	(285,084)	(284,218)
Loss on early extinguishment of debt	-	-	(689)	-
Unrealized loss on financial instruments	-	-	-	(113)
Special charge	(6,299)	-	(8,932)	-
Transaction-related expenses	(6,889)	(168)	(6,889)	(486)
Gain on disposal of flight equipment	-	810	6,221	794
Income before income taxes	78,225	156,118	298,728	413,945

Add back (subtract):
Interest income	(2,426)	(159)	(3,539)	(559)
Interest expense	19,177	27,173	59,524	81,345
Capitalized interest	(3,080)	(2,335)	(10,183)	(5,456)
Loss on early extinguishment of debt	-	-	689	-
Unrealized loss on financial instruments	-	-	-	113
Other (income) expense, net	(138)	3,136	81	(41,174)
Operating Income	$91,758	$183,933	$345,300	$448,214

The following table disaggregates our Airline Operations segment revenue by customer and service type:

	For the Three Months Ended
	September 30, 2022			September 30, 2021
	Cargo	Passenger	Total	Cargo	Passenger	Total
Commercial customers	$909,267	$10,081	$919,348	$847,643	$8,835	$856,478
AMC	115,488	52,162	167,650	29,874	94,362	124,236
Total Airline Operations Revenue	$1,024,755	$62,243	$1,086,998	$877,517	$103,197	$980,714

	For the Nine Months Ended
	September 30, 2022			September 30, 2021
	Cargo	Passenger	Total	Cargo	Passenger	Total
Commercial customers	$2,801,717	$12,128	$2,813,845	$2,380,029	$11,714	$2,391,743
AMC	230,409	180,830	411,239	124,258	246,814	371,072
Airline Operations Revenue	$3,032,126	$192,958	$3,225,084	$2,504,287	$258,528	$2,762,815

Given the nature of our business and international flying, geographic information for revenue, long-lived assets and total assets is not presented because it is impracticable to do so.

We are exposed to a concentration of revenue from the U.S. Military Air Mobility Command (“AMC”), Polar and DHL (see above for the AMC and Note 4 for further discussion regarding Polar). No other customer accounted for more than 10.0% of our Total Operating Revenue. Revenue from DHL was $131.3 million and $408.9 million for the three and nine months ended September 30, 2022, respectively. Revenue from DHL was $159.1 million and $487.2 million for the three and nine months ended September 30, 2021, respectively. We have not experienced any credit issues with these customers.

12. Labor and Legal Proceedings

Collective Bargaining Agreements

Pilots of Atlas and flight dispatchers of Atlas and Polar are represented by the International Brotherhood of Teamsters (the “IBT”). In March 2022, we signed a new five-year collective bargaining agreement (“CBA”) with our pilots, effective as of September 2021. This long-term CBA was reached through a binding arbitration process, with the arbitrator’s decision being issued on September 10, 2021. The Parties reached agreement on certain enhancements to the CBA in February 2022, which were incorporated into the CBA. The new pay rates became effective as of September 1, 2021, and we have continued to work closely together with the union’s new leadership on the final implementation of certain remaining provisions of the CBA. Under this industry competitive agreement, all of our pilots are receiving significantly higher pay, quality of life improvements and enhanced benefits.

We also had a CBA with our Atlas and Polar dispatchers, which became amendable in November 2021. Shortly thereafter, the Company and the IBT commenced collective bargaining for a new CBA pursuant to Section 6 of the Railway Labor Act. The parties reached agreement on a new CBA, which was ratified by the dispatchers in August 2022. The new CBA, which became effective as of September 1, 2022, has a five-year duration.

We are subject to risks of work interruption or stoppage as permitted by the Railway Labor Act and may incur additional administrative expenses associated with union representation of our employees.

Matters Related to Proposed Merger

Between October 7, 2022, and November 2, 2022, five complaints were filed in the United States District Court for the Southern District of New York in connection with the proposed Merger. On October 7, 2022, a complaint, captioned Stein v. Atlas Air Worldwide Holdings, Inc., et al., Case No. 1:22-cv-08555 (the “Stein complaint”), was filed in the United States District Court for the Southern District of New York by plaintiff Shiva Stein, a purported Company stockholder; on October 14, 2022, a complaint, captioned Okin v. Atlas Air Worldwide Holdings, Inc., et al., Case No. 1:22-cv-08778, was filed in the United States District Court for the Southern District of New York by plaintiff Alexander Okin, a purported Company stockholder; on October 24, 2022, a complaint, captioned Halberstam v. Atlas Air Worldwide Holdings, Inc., et al., Case No. 1:22-cv-09108 (the “M. Halberstam complaint”), was filed in the United States District Court for the Southern District of New York by plaintiff Meyer Halberstam, a purported Company stockholder; and on November 2, 2022, two complaints, captioned Sabatini v. Atlas Air Worldwide Holdings, Inc., et al., Case No. 7-22-cv-09389 and Halberstam v. Atlas Air Worldwide Holdings, Inc., et al., Case No. 7:22-cv-09408 (the “B. Halberstam complaint”), were filed in the United States District Court for the Southern District of New York by plaintiffs Eric Sabatini and Benjamin Halberstam, respectively, each a purported Company stockholder, in each case naming as defendants the Company and members of the board of directors (the "Board"). The complaints allege, among other things, that the defendants caused to be filed a materially incomplete and misleading preliminary proxy statement and/or definitive proxy statement on Schedule 14A with the SEC relating to the proposed Merger in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder.

Among other remedies, the complaints seek an order enjoining the defendants from proceeding with the proposed Merger unless and until the defendants disclose certain allegedly material information that was allegedly omitted from the preliminary proxy statement and/or definitive proxy statement, rescinding the Merger Agreement or any of the terms thereof to the extent already implemented or granting rescissory damages, awarding the plaintiff the costs and disbursements of the action, including reasonable attorneys’ and expert fees and expenses, and granting such other and further relief as the court may deem just and proper. The Stein complaint additionally seeks an order directing the defendants to account to the plaintiff for all damages suffered as a result of the alleged wrongdoing, and the M. Halberstam complaint and the B. Halberstam complaint each additionally seek a declaration that the defendants violated Sections 14(a) and/or 20(a) of the Exchange Act, as well as SEC Rule 14a-9 promulgated thereunder.

On October 18, 2022, October 24, 2022, and October 25, 2022, the Company also received demand letters from purported Company stockholders alleging disclosure deficiencies in the preliminary proxy statement and/or definitive proxy statement and demanding that the Company and the Board promptly issue corrective disclosures to cure the proxy statement prior to the anticipated stockholder vote on the proposed Merger.

The Company has not yet formally responded to the complaints or to the demands, but believes that the allegations contained therein are without merit. We do not at this time consider there to be any reasonably possible material loss arising from the complaints. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that the Company’s defense of the actions will be successful. Additional lawsuits arising out of the proposed Merger may also be filed in the future.

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

Brazilian Customs Claim

Old Polar was cited for an alleged customs violation in Sao Paulo, Brazil, relating to shipments of goods dating back to asserting that goods listed on the flight manifest of an Old Polar scheduled service flight were not properly presented to customs upon arrival and therefore were improperly brought into Brazil. The claim, which also seeks unpaid customs duties, taxes and penalties from the date of the alleged infraction, is approximately $1.8 million in aggregate based on September 30, 2022 exchange rates.

Old Polar has presented evidence that certain of the alleged missing goods were in fact never onboard the aircraft (due to a change in plans by the relevant shipper) and thus no customs duties should be due. Further, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. As required to defend this claim, we have made deposits pending resolution of the matter. The balance was $3.6 million as of September 30, 2022 and $3.2 million as of December 31, 2021, and is included in Deferred costs and other assets.

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

In February 2022, our board of directors approved the establishment of a new stock repurchase program authorizing the repurchase of up to a total of $200.0 million of our common stock. Purchases may be made at management's discretion in the form of accelerated share repurchase programs, open market repurchase programs, privately negotiated transactions or a combination of these methods. In connection with the proposed Merger (see Note 2 for further discussion), we have suspended the stock repurchase program.

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

14. Earnings Per Share

Basic earnings per share (“EPS”) represents income divided by the weighted average number of common shares outstanding during the measurement period. Diluted EPS represents income divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period.

The calculations of basic and diluted EPS were as follows:

	For the Three Months Ended		For the Nine Months Ended
Numerator:	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net Income	$60,100	$119,535	$229,869	$316,578
Plus: Interest expense on convertible notes, net of tax	1,040	-	3,129	-
Unrealized loss on financial instruments, net of tax	-	-	-	112
Diluted net income	$61,140	$119,535	$232,998	$316,690

Denominator:
Basic EPS weighted average shares outstanding	28,326	29,023	28,472	28,844
Effect of dilutive:
Convertible notes	4,731	717	4,831	442
Warrants	812	584	670	611
Restricted stock	197	223	170	220
Diluted EPS weighted average shares outstanding	34,066	30,547	34,143	30,117

Earnings per share:
Basic	$2.12	$4.12	$8.07	$10.98
Diluted	$1.79	$3.91	$6.82	$10.52

Antidilutive shares related to warrants issued in connection with our convertible notes or to customers that were out of the money and excluded from the calculation of diluted EPS were zero for the three and nine months ended September 30, 2022, and 3.0 million for the three and nine months ended September 30, 2021. Diluted shares reflect the potential dilution that could occur from restricted shares using the treasury stock method. The calculation of EPS does not include restricted share units and customer warrants in which performance or market conditions were not satisfied of 9.3 million for the three and nine months ended September 30, 2022 and 9.8 million for the three and nine months ended September 30, 2021.

15. Accumulated Other Comprehensive Income

The following table summarizes the components of Accumulated other comprehensive income:

		Foreign
	Interest Rate	Currency
	Derivatives	Translation	Total
Balance as of December 31, 2020	$(1,913)	$9	$(1,904)
Reclassification to interest expense	774	-	774
Tax effect	(184)	-	(184)
Balance as of September 30, 2021	$(1,323)	$9	$(1,314)

Balance as of December 31, 2021	$(520)	$9	$(511)
Reclassification to interest expense	106	-	106
Reclassification to loss on early extinguishment of debt	639	-	639
Tax effect	(175)	-	(175)
Balance as of September 30, 2022	$50	$9	$59

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

See “Business Overview” and “Business Strategy” in our 2021 Annual Report on Form 10-K for additional information.

Merger Agreement

On August 4, 2022, we entered into a Merger Agreement with Parent and MergerCo, pursuant to which, subject to the terms and conditions thereof, MergerCo will be merged with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent. Consummation of the Merger is subject to the approval of the Company’s stockholders and other customary closing conditions. Upon completion of the Merger, AAWW will become a privately held company and shares of AAWW common stock will no longer be listed or publicly traded on The NASDAQ Global Select Market (see Note 2 to our Financial Statements for further discussion). The Company has incurred and will incur certain costs relating to the proposed Merger, such as financial advisory, legal, accounting and other professional services fees.

Business Developments

Our Airline Operations results for the first three quarters of 2022, compared with 2021, reflected higher Yields, net of fuel. These were more than offset by increased pilot costs related to our new CBA, higher overtime pay driven by an increase in COVID-19 cases and higher premium pay for pilots operating in certain areas significantly impacted by the COVID-19 pandemic. In addition, our results were negatively impacted by lower aircraft utilization and higher crew travel costs driven by operational disruptions related to the increase in COVID-19 cases from late June through August and the effects of Hurricane Ian, as well as higher commercial passenger airfare rates. The higher Yields include the impact of expanding and enhancing our relationships with strategic customers through new and extended long-term contracts driven by strong customer demand and increased cargo flying for the AMC. The increase in COVID-19 cases and effect of Hurricane Ian negatively impacted our crew availability and our ability to position them due to widespread and well-publicized cancellations of commercial passenger flights. We are closely monitoring the COVID-19 pandemic and taking numerous precautions to ensure the safety of our operations around the world and mitigate the impact of any disruptions, including continuously adjusting routes to limit exposure to regions significantly impacted.

We manage our fleet to profitably serve our customers with modern, efficient aircraft and have entered into the following transactions to secure capacity to meet strong customer demand.

•
In January 2021, we signed an agreement with Boeing for the purchase of four new 747-8F aircraft. The first two of these aircraft were delivered in May and October of 2022 and the remaining two are expected to be delivered during the fourth quarter of 2022 and first quarter of 2023. All four of these aircraft have been placed with customers under long-term agreements.
•
Between May and October 2021, we acquired six of our existing 747-400 freighter aircraft that were previously on lease to us. In May and June of 2021, we reached agreement with several of our lessors to purchase five of our other 747-400 freighters at the end of their existing lease terms, three of which were acquired between March and August 2022. The acquisition of the remaining two aircraft will be completed by December 2022.
•
In December 2021, we signed an agreement with Boeing for the purchase of four new 777-200LRF aircraft. The first of these aircraft is expected to be delivered late in the fourth quarter of 2022 and the remaining three throughout 2023. All four of these aircraft have been placed with a customer under a long-term agreement.

We continually assess our aircraft requirements and will make adjustments to our capacity as necessary. Some of these actions may involve grounding or disposing of aircraft or engines, which could result in asset impairments or other charges in future periods.

In March 2022, we signed a new five-year CBA with our pilots, effective as of September 2021. Under this industry competitive agreement, all of our pilots are receiving significantly higher pay, quality of life improvements and enhanced benefits. Labor costs arising from the new CBA are materially greater than the costs under our previous CBAs with our pilots (see Note 12 to our Financial Statements for further discussion).

Given the dynamic nature of the COVID-19 pandemic, the financial impact cannot be reasonably estimated at this time. We have incurred and expect to incur significant additional costs, including higher premium pay for pilots operating in certain areas significantly impacted by the COVID-19 pandemic and other operational costs, including costs for continuing to provide a safe working environment for our employees. In addition, COVID-19-related airport closures, employees who are unable to work, vaccine mandates, disruption of operations by our third-party service providers, availability of hotels and restaurants, ground handling delays or reductions in passenger flights by other airlines globally, have impacted and could have a further impact on overtime costs, crew travel costs and our ability to position employees to operate and fully utilize all of our aircraft. The continuation or worsening of the aforementioned and other factors could materially affect our results for the duration of the COVID-19 pandemic.

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

Three Months Ended September 30, 2022 and 2021

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) for the three months ended September 30:

Segment Operating Fleet	2022	2021	Inc/(Dec)
Airline Operations*
747-8F Cargo	10.9	10.0	0.9
747-400 Cargo	34.8	34.6	0.2
747-400 Dreamlifter	0.7	0.6	0.1
747-400 Passenger	4.3	5.1	(0.8)
777-200 Cargo	9.0	9.0	-
767-300 Cargo	24.0	24.0	-
767-300 Passenger	5.7	4.9	0.8
737-800 Cargo	8.0	8.0	-
Total	97.4	96.2	1.2

Dry Leasing
777-200 Cargo	7.0	7.0	-
767-300 Cargo	21.0	21.0	-
737-300 Cargo	-	1.0	(1.0)
Total	28.0	29.0	(1.0)

Less: Aircraft Dry Leased to CMI customers	(21.0)	(21.0)	-
Total Operating Average Aircraft Equivalents	104.4	104.2	0.2

* Airline Operations average fleet excludes spare aircraft provided by CMI customers.

Block Hours	2022	2021	Inc/(Dec)	% Change
Total Block Hours**	79,274	90,363	(11,089)	(12.3)%

** Includes Airline Operations and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue for the three months ended September 30 (in thousands):

	2022	2021	Inc/(Dec)	% Change
Operating Revenue
Airline Operations	$1,086,998	$980,714	$106,284	10.8%
Dry Leasing	41,779	40,926	853	2.1%
Customer incentive asset amortization	(9,474)	(11,332)	(1,858)	(16.4)%
Other	5,251	5,792	(541)	(9.3)%
Total Operating Revenue	$1,124,554	$1,016,100

Airline Operations

	2022	2021	Inc/(Dec)	% Change
Block Hours
Cargo	75,899	84,512	(8,613)	(10.2)%
Passenger	2,851	5,112	(2,261)	(44.2)%
Total Airline Operations	78,750	89,624	(10,874)	(12.1)%

Revenue Per Block Hour
Airline Operations	$13,803	$10,943	$2,860	26.1%
Cargo	$13,502	$10,383	$3,119	30.0%
Passenger	$21,832	$20,187	$1,645	8.1%

Airline Operations revenue increased $106.3 million, or 10.8%, primarily due to an increase in Revenue per Block Hour, partially offset by a reduction in Block Hours. Revenue per Block Hour rose primarily due to higher fuel prices and Yields, net of fuel, including the impact of new and extended long-term contracts and increased cargo flying for the AMC. Block Hours decreased primarily due to operational disruptions related to an increase in COVID-19 cases in July and August, our operation of fewer passenger flights and the effects of Hurricane Ian. The increase in cases and effect of the hurricane adversely impacted our crew availability and our ability to position them due to the widespread and well-publicized cancellations of commercial passenger flights.

Dry Leasing

Dry Leasing revenue was relatively unchanged.

Operating Expenses

The following table compares our Operating Expenses for the three months ended September 30 (in thousands):

	2022	2021	Inc/(Dec)	% Change
Operating Expenses
Aircraft fuel	$352,289	$216,638	$135,651	62.6%
Salaries, wages and benefits	264,685	231,437	33,248	14.4%
Maintenance, materials and repairs	116,622	102,819	13,803	13.4%
Depreciation and amortization	78,431	73,468	4,963	6.8%
Travel	57,237	42,966	14,271	33.2%
Navigation fees, landing fees and other rent	41,319	46,622	(5,303)	(11.4)%
Passenger and ground handling services	33,138	40,268	(7,130)	(17.7)%
Aircraft rent	13,603	15,485	(1,882)	(12.2)%
Gain on disposal of flight equipment	-	(810)	810	NM
Special charge	6,299	-	6,299	NM
Transaction-related expenses	6,889	168	6,721	NM
Other	62,284	63,106	(822)	(1.3)%
Total Operating Expenses	$1,032,796	$832,167

NM represents year-over-year changes that are not meaningful.

Aircraft fuel increased $135.7 million, or 62.6%, primarily due to an increase in the average fuel cost per gallon, partially offset by lower consumption related to decreased Charter flying. Our exposure to fluctuations in fuel price is generally limited to the shorter-term commercial portion of our Charter services, as fuel risk is largely mitigated by price adjustments, including those based on indexed fuel prices for longer-term commercial charter contracts. We do not incur fuel expense in providing ACMI and CMI services or in our Dry Leasing business as the cost of fuel is borne by the customer. Similarly, we generally have no fuel price risk for AMC charters because the price is typically set under our contract with the AMC, and we receive or make payments to adjust for price increases and decreases from the contractual rate. Average fuel cost per gallon and fuel consumption for the three months ended September 30 were:

	2022	2021	Inc/(Dec)	% Change
Average fuel cost per gallon	$3.64	$2.06	$1.58	76.7%
Fuel gallons consumed (000s)	96,805	105,258	(8,453)	(8.0)%

Salaries, wages and benefits increased $33.2 million, or 14.4%, primarily due to increased pilot costs related to our new CBA, higher overtime pay driven by an increase in COVID-19 cases and higher premium pay for pilots operating in certain areas significantly impacted by the COVID-19 pandemic. These items were partially offset by decreased flying and a $15.2 million adjustment to paid time-off benefits that was recorded in 2021 related to our new CBA.

Maintenance, materials and repairs increased $13.8 million, or 13.4%, primarily reflecting increased Heavy Maintenance expense partially offset by a decrease in Line Maintenance expense. Heavy Maintenance expense on 747-400 aircraft increased $19.3 million primarily due to an increase in the number of engine overhauls and C Checks. Line Maintenance expense decreased $7.1 million primarily due to the reduction in flying. Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the three months ended September 30 were:

Heavy Maintenance Events	2022	2021	Inc/(Dec)
747-8F C Checks	2	2	-
747-400 C Checks	5	3	2
767 C Checks	2	2	-
CF6-80 engine overhauls	3	1	2
PW4000 engine overhauls	1	-	1

Depreciation and amortization increased $5.0 million, or 6.8%, primarily due to an increase in depreciation related to the acquisition of 747-400 freighter aircraft throughout 2021 that were previously on lease to us and changes in 747-400 freighter aircraft leases in 2021.

Travel increased $14.3 million, or 33.2%, primarily due to increased commercial passenger airfare rates and operational disruptions related to an increase in COVID-19 cases in July and August, partially offset by decreased flying.

Navigation fees, landing fees and other rent decreased $5.3 million, or 11.4%, primarily due to decreased flying.

Passenger and ground handling services decreased $7.1 million, or 17.7%, primarily due to decreased flying and lower rates.

Special charge in 2022 relates to three nonoperational spare CF6-80 engines held for sale to be traded in for newly overhauled engines (see Note 7 to our Financial Statements).

Transaction-related expenses in 2022 represents costs associated with the proposed Merger transaction (see Note 2 to our Financial Statements).

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) for the three months ended September 30 (in thousands):

	2022	2021	Inc/(Dec)	% Change
Non-operating Expenses (Income)
Interest income	$(2,426)	$(159)	$2,267	NM
Interest expense	19,177	27,173	(7,996)	(29.4)%
Capitalized interest	(3,080)	(2,335)	745	31.9%
Other (income) expense, net	(138)	3,136	(3,274)	(104.4)%

Interest expense decreased $8.0 million, or 29.4%, primarily due to the adoption of the amended accounting guidance for convertible notes on January 1, 2022 (see Note 3 to our Financial Statements) and the scheduled repayment of debt.

Income taxes. The effective income tax rates were 23.2% and 23.4% for the three months ended September 30, 2022 and 2021, respectively. These rates differed from the U.S. statutory rate primarily due to state income taxes and certain expenses that are not deductible for tax purposes.

Segments

The following table compares the Direct Contribution for our reportable segments for the three months ended September 30 (see Note 11 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2022	2021	Inc/(Dec)	% Change
Direct Contribution
Airline Operations	$169,065	$265,260	$(96,195)	(36.3)%
Dry Leasing	13,331	10,435	2,896	27.8%
Total Direct Contribution	$182,396	$275,695	$(93,299)	(33.8)%

Unallocated expenses and (income), net	$90,983	$120,219	$(29,236)	(24.3)%

Airline Operations Segment

Airline Operations Direct Contribution decreased $96.2 million, or 36.3%, primarily due to increased pilot costs related to our new CBA, higher overtime pay driven by an increase in COVID-19 cases in July and August and higher premium pay for pilots operating in certain areas significantly impacted by COVID-19. Direct Contribution was also adversely impacted by lower aircraft utilization and higher crew travel costs driven by operational disruptions related to this increase in COVID-19 cases and the effects of Hurricane Ian, as well as higher commercial passenger airfare rates. The increase in COVID-19 cases and the effect of Hurricane Ian adversely impacted our crew availability and our ability to position them due to the widespread and well-publicized cancellations of commercial passenger flights. In addition, Airline Operations Direct Contribution was negatively impacted by higher Heavy Maintenance expense and a decrease in passenger flying for the AMC. Partially offsetting these items were increased Yields, net of fuel, primarily driven by increased cargo flying for the AMC and the impact of new and extended long-term contracts.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $2.9 million, or 27.8%, primarily driven by lower interest expense related to the scheduled repayment of debt.

Unallocated expenses and (income), net

Unallocated expenses and (income), net decreased $29.2 million, or 24.3%, primarily due to a $15.2 million adjustment to paid time-off benefits that was recorded in 2021 related to our new CBA, lower interest expense due to the adoption of the amended accounting guidance for convertible notes on January 1, 2022 (see Note 3 to our Financial Statements) and lower professional fees.

Nine Months Ended September 30, 2022 and 2021

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated for the nine months ended September 30:

Segment Operating Fleet	2022	2021	Inc/(Dec)
Airline Operations*
747-8F Cargo	10.4	10.0	0.4
747-400 Cargo	34.6	34.3	0.3
747-400 Dreamlifter	0.4	1.0	(0.6)
747-400 Passenger	4.6	5.0	(0.4)
777-200 Cargo	9.0	9.0	-
767-300 Cargo	24.0	24.0	-
767-300 Passenger	5.6	4.9	0.7
767-200 Cargo	-	2.7	(2.7)
767-200 Passenger	-	0.2	(0.2)
737-800 Cargo	8.0	8.0	-
Total	96.6	99.1	(2.5)

Dry Leasing
777-200 Cargo	7.0	7.0	-
767-300 Cargo	21.0	21.0	-
737-300 Cargo	-	1.0	(1.0)
Total	28.0	29.0	(1.0)

Less: Aircraft Dry Leased to CMI customers	(21.0)	(21.0)	-
Total Operating Average Aircraft Equivalents	103.6	107.1	(3.5)

* Airline Operations average fleet excludes spare aircraft provided by CMI customers.

Block Hours	2022	2021	Inc/(Dec)	% Change
Total Block Hours**	245,822	272,076	(26,254)	(9.6)%

** Includes Airline Operations and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue for the nine months ended September 30 (in thousands):

	2022	2021	Inc/(Dec)	% Change
Operating Revenue
Airline Operations	$3,225,084	$2,762,815	$462,269	16.7%
Dry Leasing	129,263	121,694	7,569	6.2%
Customer incentive asset amortization	(29,389)	(33,256)	(3,867)	(11.6)%
Other	16,723	16,579	144	0.9%
Total Operating Revenue	$3,341,681	$2,867,832

Airline Operations

	2022	2021	Inc/(Dec)	% Change
Block Hours
Cargo	234,246	255,296	(21,050)	(8.2)%
Passenger	9,442	13,474	(4,032)	(29.9)%
Total Airline Operations	243,688	268,770	(25,082)	(9.3)%

Revenue Per Block Hour
Airline Operations	$13,234	$10,279	$2,955	28.7%
Cargo	$12,944	$9,809	$3,135	32.0%
Passenger	$20,436	$19,187	$1,249	6.5%

Airline Operations revenue increased $462.3 million, or 16.7%, primarily due to an increase in Revenue per Block Hour, partially offset by a reduction in Block Hours. Revenue per Block Hour rose primarily due to higher fuel prices and Yields, net of fuel, including the impact of new and extended long-term contracts and increased cargo flying for the AMC. Block hours decreased primarily due to operational disruptions related to an increase in COVID-19 cases (which were significantly higher from late June through August), a reduction in less profitable smaller gauge CMI service flying, our operation of fewer passenger flights and the effects of Hurricane Ian. The increase in cases and effect of the hurricane adversely impacted our crew availability and our ability to position them due to the widespread and well-publicized cancellations of commercial passenger flights.

Dry Leasing

Dry Leasing revenue increased $7.6 million, or 6.2%, primarily due to $5.0 million of revenue from maintenance payments related to the scheduled return of an aircraft during the first quarter of 2022, which was subsequently sold during that quarter.

Operating Expenses

The following table compares our Operating Expenses for the nine months ended September 30 (in thousands):

	2022	2021	Inc/(Dec)	% Change
Operating Expenses
Aircraft fuel	$982,508	$594,458	$388,050	65.3%
Salaries, wages and benefits	848,610	642,417	206,193	32.1%
Maintenance, materials and repairs	343,576	356,499	(12,923)	(3.6)%
Depreciation and amortization	224,991	207,918	17,073	8.2%
Travel	152,724	120,585	32,139	26.7%
Navigation fees, landing fees and other rent	119,764	138,918	(19,154)	(13.8)%
Passenger and ground handling services	102,821	121,837	(19,016)	(15.6)%
Aircraft rent	39,211	53,928	(14,717)	(27.3)%
Gain on disposal of flight equipment	(6,221)	(794)	5,427	NM
Special charge	8,932	-	8,932	NM
Transaction-related expenses	6,889	486	6,403	NM
Other	172,576	183,366	(10,790)	(5.9)%
Total Operating Expenses	$2,996,381	$2,419,618

Aircraft fuel increased $388.1 million, or 65.3%, primarily due to an increase in the average fuel cost per gallon, partially offset by lower consumption related to decreased Charter flying. Our exposure to fluctuations in fuel price is generally limited to the shorter-term commercial portion of our Charter services, as fuel risk is largely mitigated by price adjustments, including those based on indexed fuel prices for longer-term commercial charter contracts. We do not incur fuel expense in providing ACMI and CMI services or in our Dry Leasing business as the cost of fuel is borne by the customer. Similarly, we generally have no fuel price risk for AMC charters because the price is typically set under our contract with the AMC, and we receive or make payments to adjust for price increases and decreases from the contractual rate. Average fuel cost per gallon and fuel consumption for the nine months ended September 30 were:

	2022	2021	Inc/(Dec)	% Change
Average fuel cost per gallon	$3.43	$1.90	$1.53	80.5%
Fuel gallons consumed (000s)	286,863	312,662	(25,799)	(8.3)%

Salaries, wages and benefits increased $206.2 million, or 32.1%, primarily due to increased pilot costs related to our new CBA and higher premium pay for pilots operating in certain areas significantly impacted by the COVID-19 pandemic, partially offset by decreased flying and a $15.2 million adjustment to paid time-off benefits that was recorded in 2021 related to our new CBA.

Maintenance, materials and repairs decreased by $12.9 million, or 3.6%, primarily reflecting $18.7 million of reduced Line Maintenance expense, partially offset by $3.7 million of higher Heavy Maintenance expense. Line Maintenance expense decreased primarily due to the reduction in flying. Heavy Maintenance expense on 747-400 aircraft increased $13.3 million primarily due to an increase in the number of engine overhauls and C Checks. Heavy Maintenance expense on 747-8F aircraft decreased $7.1 million primarily due to a decrease in the number of D Checks. Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for the nine months ended September 30 were:

Heavy Maintenance Events	2022	2021	Inc/(Dec)
747-8F C Checks	4	4	-
747-400 C Checks	13	11	2
777-200 C Checks	1	-	1
767 C Checks	4	5	(1)
747-8F D Checks	-	2	(2)
747-400 D Checks	5	4	1
CF6-80 engine overhauls	7	5	2
PW4000 engine overhauls	1	2	(1)

Depreciation and amortization increased $17.1 million, or 8.2%, primarily due to an increase in depreciation related to the acquisition of 747-400 freighter aircraft throughout 2021 that were previously on lease to us and changes in 747-400 freighter aircraft leases in 2021.

Travel increased $32.1 million, or 26.7%, primarily due to increased commercial passenger airfare rates and operational disruptions related to an increase in COVID-19 cases (which were significantly higher from late June through August), partially offset by decreased flying.

Navigation fees, landing fees and other rent decreased $19.2 million, or 13.8%, primarily due to decreased flying.

Passenger and ground handling services decreased $19.0 million, or 15.6%, primarily due to decreased flying and lower rates.

Aircraft rent decreased $14.7 million, or 27.3%, primarily due the acquisition of 747-400 freighter aircraft throughout 2021 that were previously on lease to us and changes in 747-400 freighter aircraft leases in 2021.

Gain on disposal of flight equipment in 2022 represented a gain during the first quarter of 2022 from the sale of six spare CF6-80 engines, which were previously classified as assets held for sale (see Note 7 to our Financial Statements).

Special charge in 2022 relates to three nonoperational spare CF6-80 engines held for sale to be traded in for newly overhauled engines and relates to two other CF6-80 engines Dry Leased to a customer (see Note 7 to our Financial Statements).

Transaction-related expenses in 2022 represents costs associated with the proposed Merger transaction (see Note 2 to our Financial Statements).

Other decreased $10.8 million, or 5.9%, primarily due to a decrease in professional fees incurred in 2021 related to costs associated with negotiations and arbitration for a new CBA (see Note 12 to our Financial Statements).

Non-operating (Income) Expenses

The following table compares our Non-operating (Income) Expenses for the nine months ended September 30 (in thousands):

	2022	2021	Inc/(Dec)	% Change
Non-operating (Income) Expenses
Interest income	$(3,539)	$(559)	$2,980	NM
Interest expense	59,524	81,345	(21,821)	(26.8)%
Capitalized interest	(10,183)	(5,456)	4,727	86.6%
Loss on early extinguishment of debt	689	-	689	NM
Unrealized loss on financial instruments	-	113	(113)	NM
Other (income) expense, net	81	(41,174)	(41,255)	(100.2)%

Interest expense decreased $21.8 million, or 26.8%, primarily due to the adoption of the amended accounting guidance for convertible notes on January 1, 2022 (see Note 3 to our Financial Statements) and the scheduled repayment of debt.

Capitalized interest increased $4.7 million primarily due to pre-delivery deposits related to our January 2021 agreement to purchase four 747-8F aircraft and our December 2021 agreement to purchase four 777-200LRF aircraft from Boeing (see Note 3 to our Financial Statements).

Other (income) expense, net decreased $41.3 million, or 100.2%, primarily due to $40.9 million in CARES Act grant income in 2021 (see Note 3 to our Financial Statements) and a $4.6 million reduction in refunds of aircraft rent paid in previous years.

Income taxes. The effective income tax rates were 23.1% and 23.5% for the nine months ended September 30, 2022 and 2021, respectively. These rates differed from the U.S. statutory rate primarily due to state income taxes and certain expenses that are not deductible for tax purposes.

Segments

The following table compares the Direct Contribution for our reportable segments for the nine months ended September 30 (see Note 11 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2022	2021	Inc/(Dec)	% Change
Direct Contribution
Airline Operations	$551,214	$666,203	$(114,989)	(17.3)%
Dry Leasing	42,887	31,765	11,122	35.0%
Total Direct Contribution	$594,101	$697,968	$(103,867)	(14.9)%

Unallocated expenses and (income), net	$285,084	$284,218	$866	0.3%

Airline Operations Segment

Airline Operations Direct Contribution decreased $115.0 million, or 17.3%, primarily due to increased pilot costs related to our new CBA, higher overtime pay driven by an increase in COVID-19 cases (which were significantly higher from late June through August) and higher premium pay for pilots operating in certain areas significantly impacted by the COVID-19 pandemic. In addition, Direct Contribution was negatively impacted by lower aircraft utilization and higher crew travel costs driven by operational disruptions related to the increase in COVID-19 cases, as well as higher commercial passenger airfare rates. The increase in cases and effect of Hurricane Ian adversely impacted our crew availability and our ability to position them due to the widespread and well-publicized cancellations of commercial passenger flights. Partially offsetting these items were increased Yields, net of fuel, including the impact of new and extended long-term contracts and increased cargo flying for the AMC.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $11.1 million, or 35.0%, primarily due to $5.0 million of revenue from maintenance payments related to the scheduled return of an aircraft during the first quarter of 2022 and lower interest expense related to the scheduled repayment of debt.

Unallocated expenses and (income), net

Unallocated expenses and (income), net increased $0.9 million, or 0.3%, primarily due to $40.9 million in CARES Act grant income recognized in 2021 (see Note 3 to our Financial Statements) and a $4.6 million reduction in refunds of aircraft rent paid in previous years. Partially offsetting these items were a $15.2 million adjustment to paid time-off benefits that was recorded in 2021 related to our new CBA, lower interest expense due to the adoption of the amended accounting guidance for convertible notes on January 1, 2022 (see Note 3 to our Financial Statements) and a decrease in professional fees.

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

The following is a reconciliation of Net Income and Diluted EPS to the corresponding non-GAAP financial measures (see Note 14 to our Financial Statements for the calculation of Diluted EPS) (in thousands, except per share data):

	For the Three Months Ended
	September 30, 2022	September 30, 2021	Percent Change

Net Income	$60,100	$119,535	(49.7)%
Impact from:
Customer incentive asset amortization	9,474	11,332
Adjustments to CBA paid time-off benefits (a)	-	15,150
Special charge (b)	6,299	-
Costs associated with transactions (c)	7,918	167
Noncash expenses and income, net (d)	-	4,821
Other, net (e)	-	(371)
Income tax effect of reconciling items	(4,945)	(5,189)
Adjusted Net Income	$78,846	$145,445	(45.8)%

Weighted average diluted shares outstanding	34,066	30,547
Less: effect of convertible notes hedges (f)	(4,731)	(717)
Adjusted weighted average diluted shares outstanding	29,335	29,830
Adjusted Diluted EPS	$2.69	$4.88	(44.9)%

	For the Nine Months Ended
	September 30, 2022	September 30, 2021	Percent Change

Net Income	$229,869	$316,578	(27.4)%
Impact from:
CARES Act grant income (g)	-	(40,944)
Customer incentive asset amortization	29,389	33,256
Adjustments to CBA paid time-off benefits (a)	2,154	15,150
Special charge (b)	8,932	-
Costs associated with transactions (c)	7,918	497
Noncash expenses and income, net (d)	-	14,239
Unrealized loss on financial instruments	-	113
Other, net (e)	(5,532)	324
Income tax effect of reconciling items	(7,854)	222
Adjusted Net Income	$264,876	$339,435	(22.0)%

Weighted average diluted shares outstanding	34,143	30,117
Less: effect of convertible notes hedges (f)	(4,831)	(442)
Adjusted weighted average diluted shares outstanding	29,312	29,675
Adjusted Diluted EPS	$9.04	$11.44	(21.0)%

	For the Three Months Ended
	September 30, 2022	September 30, 2021	Percent Change

Net Income	$60,100	$119,535	(49.7)%
Interest expense, net	13,671	24,679
Depreciation and amortization	78,431	73,468
Income tax expense	18,125	36,583
EBITDA	170,327	254,265
Customer incentive asset amortization	9,474	11,332
Adjustments to CBA paid time-off benefits (a)	-	15,150
Special charge (b)	6,299	-
Costs associated with transactions (c)	7,918	167
Other, net (e)	-	(371)
Adjusted EBITDA	$194,018	$280,543	(30.8)%

	For the Nine Months Ended
	September 30, 2022	September 30, 2021	Percent Change

Net Income	$229,869	$316,578	(27.4)%
Interest expense, net	45,802	75,330
Depreciation and amortization	224,991	207,918
Income tax expense	68,859	97,367
EBITDA	569,521	697,193
CARES Act grant income (g)	-	(40,944)
Customer incentive asset amortization	29,389	33,256
Adjustments to CBA paid time-off benefits (a)	2,154	15,150
Special charge (b)	8,932	-
Costs associated with transactions (c)	7,918	497
Unrealized loss on financial instruments	-	113
Other, net (e)	(5,532)	324
Adjusted EBITDA	$612,382	$705,589	(13.2)%

(a)
Adjustments to CBA paid time-off benefits in 2022 and 2021 are related to our new CBA (see Note 12 to our Financial Statements).
(b)
Special charge in 2022 represented a charge related to three CF6-80 engines held for sale and two CF6-80 engines Dry Leased to a customer.
(c)
Costs associated with transactions in 2022 are related to our proposed Merger (see Note 2 to our Financial Statements). Costs associated with transactions in 2021 are related to our acquisition of an airline.
(d)
Noncash expenses and income, net in 2021 primarily related to amortization of debt discount on the convertible notes (see Note 8 to our Financial Statements).
(e)
Other, net in 2022 primarily related to a gain on the sale of six spare CF6-80 engines previously held for sale (see Note 7 to our Financial Statements) and a loss on early extinguishment of debt. Other, net in 2021 primarily related to leadership transition costs.
(f)
Represents the economic benefit from our convertible notes hedges in offsetting dilution from our convertible notes as we concluded that generally there would be no economic dilution result from conversion of each of the convertible notes when our stock price is below the exercise price of the respective convertible note warrants.
(g)
CARES Act grant income in 2021 related to income associated with the Payroll Support Program (see Note 3 to our Financial Statements).

Liquidity and Capital Resources

The most significant liquidity events during the first three quarters of 2022 were as follows:

In February 2022, we paid $100.0 million and received an initial delivery of 1,061,257 shares pursuant to an ASR under our new stock repurchase program approved by our board of directors, which authorized the repurchase of up to $200.0 million of our common stock. We subsequently settled the ASR in April 2022 and received an additional 172,887 shares of common stock. In the aggregate, we repurchased 1,234,144 shares (see Note 13 to our Financial Statements for a discussion of our ASR). In connection with the proposed Merger (see Note 2 to our Financial Statements), we have suspended the stock repurchase program.

In April 2022, we refinanced a term loan secured by a 747-8F aircraft and received proceeds of $90.0 million from a financing with an 84-month term for this aircraft at a blended fixed rate of 3.86% (see Note 8 to our Financial Statements).

In May 2022, we borrowed $140.0 million for the delivery of one 747-8F aircraft under a 12-year term loan due in May 2034 at a fixed interest rate of 4.17% (see Note 8 to our Financial Statements).

In late September 2022, we made a $120.1 million pre-delivery payment related to a 747-8F aircraft. In early October 2022, we completed the acquisition of that aircraft and received proceeds from a 12-year term loan of $140.0 million due in October 2034 at a fixed interest rate of 5.73% (see Note 8 to our Financial Statements).

Operating Activities. Net cash provided by operating activities was $575.6 million for the first three quarters of 2022, which primarily reflected Net Income of $229.9 million, noncash adjustments of $262.9 million for Depreciation and amortization and $67.8 million for Deferred taxes, and a $49.1 million decrease in Accounts receivable, partially offset by a $29.4 million decrease in Accounts payable and accrued liabilities and a $17.0 million increase in Prepaid expenses, current assets and other assets. Net cash provided by operating activities was $608.9 million for the first three quarters of 2021, which primarily reflected Net Income of $316.6 million and noncash adjustments of $265.2 million for Depreciation and amortization and $96.1 million for Deferred taxes, partially offset by a $43.3 million increase in Prepaid expenses, current assets and other assets, a $19.4 million decrease in Accounts payable, accrued liabilities and other liabilities and a $15.8 million increase in Accounts receivable.

Investing Activities. Net cash used for investing activities was $568.9 million for the first three quarters of 2022, consisting primarily of $493.8 million of purchase deposits and payments for flight equipment and modifications and $79.2 million of payments for core capital expenditures, excluding flight equipment, partially offset by $13.5 million of proceeds from the disposal of flight equipment. Purchase deposits and payments for flight equipment and modifications during the first three quarters of 2022 were primarily related to the delivery of one 747-8F aircraft, 747-8F and 777-200LRF aircraft pre-delivery payments and spare engines. All capital expenditures for 2022 were funded through working capital and the financings discussed above. Net cash used for investing activities was $403.1 million for the first three quarters of 2021, consisting primarily of $346.0 million of purchase deposits and payments for flight equipment and modifications and $64.1 million of payments for core capital expenditures, excluding flight equipment, partially offset by $9.5 million of proceeds from the disposal of aircraft. Purchase deposits and payments for flight equipment and modifications during the first three quarters of 2021 were primarily related to pre-delivery payments, spare engines and GEnx engine performance upgrade kits

Financing Activities. Net cash used for financing activities was $451.7 million for the first three quarters of 2022, which primarily reflected $580.4 million of payments on debt, $100.0 million related to the purchase of treasury stock and $12.1 million related to treasury shares withheld for payment of taxes, partially offset by $230.0 million of proceeds from debt issuance and $12.9 million of customer maintenance reserves and deposits received. Net cash used for financing activities was $278.0 million for the first three quarters of 2021, which primarily reflected $271.1 million of payments on debt, $35.6 million in payments of maintenance reserves and $7.4 million related to treasury shares withheld for payment of taxes, partially offset by $23.9 million of proceeds from debt issuance and $13.5 million of customer maintenance reserves and deposits received.

We consider Cash and cash equivalents, Net cash provided by operating activities and availability under our revolving credit facility to be sufficient to meet our debt and lease obligations and to fund capital expenditures for 2022. Core capital expenditures for the remainder of 2022 are expected to range from $40.0 to $50.0 million, which excludes flight equipment and capitalized interest. Committed capital expenditures for flight equipment for the remainder of 2022 are expected to be approximately $261.8 million.

Committed capital expenditures include pre-delivery and delivery payments for the purchase of the remaining two new 747-8F and four new 777-200LRF aircraft from Boeing, and other agreements to acquire spare engines. We have obtained a bank commitment for a $135.0 million 12-year term loan for the first 777-200LRF aircraft to be delivered and expect to finance the remaining aircraft delivery payments through secured debt financing. The remaining two 747-8F aircraft are expected to be delivered during the fourth quarter of 2022 and first quarter of 2023. The first 777-200LRF aircraft is expected to be delivered late in the fourth quarter of 2022 and the remaining three throughout 2023.

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

Off-Balance Sheet Arrangements

There were no material changes to our off-balance sheet arrangements during the nine months ended September 30, 2022.

Recent Accounting Pronouncements

See Note 3 to our Financial Statements for a discussion of recent accounting pronouncements.

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

The forward-looking statements in this Report are not representations or guarantees of future performance and involve certain risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include, but are not limited to: the risk that the proposed Merger may not be completed in a timely manner or at all; the failure to receive, on a timely basis or otherwise, the required approvals of the proposed Merger by AAWW’s stockholders; the possibility that any or all of the various conditions to the consummation of the proposed Merger may not be satisfied or waived, including the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals); the possibility that competing offers or acquisition proposals for AAWW will be made; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement relating to the proposed Merger, including in circumstances which would require AAWW to pay a termination fee; incurring substantial costs related to the proposed Merger, such as legal, accounting, financial advisory and integration costs; the effect of the announcement, pendency of the proposed Merger, or any failure to successfully complete the proposed Merger on AAWW’s ability to attract, motivate or retain key executives, pilots and associates, its ability to maintain relationships with its customers, including Amazon.com, Inc., vendors, service providers and others with whom it does business, or its operating results and business generally; risks related to the proposed Merger diverting management’s attention from AAWW’s ongoing business operations; the risk of shareholder litigation in connection with the proposed Merger, including resulting expense or delay; and those described in our Annual Report on Form 10-K for the year ended December 31, 2021 and our quarterly reports on Form 10-Q. Many of such factors are beyond AAWW’s control and are difficult to predict. As a result, AAWW’s future actions, financial position, results of operations and the market price for shares of AAWW’s common stock could differ materially from those expressed in any forward-looking statements. Readers are therefore cautioned not to place undue reliance on forward-looking statements. Such forward-looking statements speak only as of the date of this Report. AAWW does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, AAWW, whether as a result of new information, future events or otherwise, except as required by law and expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk during the nine months ended September 30, 2022. For additional discussion of our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2021 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d - 15(e) under the Exchange Act) as of September 30, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

With respect to the fiscal quarter ended September 30, 2022, the information required in response to this Item is set forth in Note 12 to our Financial Statements and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2021 Annual Report on Form 10-K, except as noted below.

Risks Related to the Proposed Merger

The Merger may not be completed on the terms or timeline currently contemplated or at all, which could adversely affect our stock price, business, financial condition and results of operations.

On August 4, 2022, the Company entered into the Merger Agreement, which provides that the consummation of the Merger is subject to certain conditions, including (i) the absence of any law, order, judgment, decree, injunction or ruling prohibiting the consummation of the Merger; (ii) the accuracy of the other party’s representations and warranties (subject to certain materiality qualifiers); (iii) the other party’s compliance in all material respects with its pre-closing covenants; (iv) obtaining the approval of our stockholders; and (v) receipt of certain required regulatory approvals and the expiration or termination of any waiting period (and any extension thereof) applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the rules and regulations promulgated thereunder. While it is currently anticipated that the Merger will be consummated during or before the first quarter of 2023, there can be no assurance that the foregoing conditions will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied.

If the Merger is not consummated for any reason, the trading price of our common stock may decline to the extent that the market price of the common stock reflects positive market assumptions that the Merger will be consummated and the related benefits will be realized. We may also be subject to additional risks if the Merger is not completed, including:

•
the requirement in the Merger Agreement that, under certain circumstances, we pay Parent a termination fee of $97.5 million in cash;
•
incurring substantial costs related to the Merger, such as financial advisory, legal, accounting and other professional services fees that have already been incurred or will continue to be incurred until closing;
•
limitations on our ability to retain and hire key personnel;
•
reputational harm including relationships with investors, customers and business partners due to the adverse perception of any failure to successfully complete the Merger; and
•
potential disruption to our business and distraction of our workforce and management team to pursue other opportunities that could be beneficial to us, in each case without realizing any of the benefits of having the Merger completed.

Further, we or Parent may terminate the Merger Agreement if the Merger has not been consummated by March 4, 2023 (subject to (i) an automatic extension until June 4, 2023 if all closing conditions other than those relating to a clearance, consent or restraint in respect of any antitrust law have not been received, (ii) a further extension to August 4, 2023 at the option of Parent or the Company if such regulatory closing conditions have not been satisfied, and (iii) whether or not otherwise extended, in the event that the marketing period for Parent’s debt financing has commenced but has not completed, an extension, in Parent’s sole discretion, until four business days following the then-scheduled expiration of the marketing period, the “Outside Date”). We or Parent also may terminate the Merger Agreement (i) by mutual written consent; (ii) if there is a final and nonappealable judgment enacted, promulgated, issued, entered, amended or enforced by any governmental authority of competent jurisdiction or any applicable law enjoining, restraining or otherwise prohibiting consummation of the Merger; (iii) if our stockholder’s meeting (including any adjournments or postponements thereof) shall have concluded and the Company stockholder approval shall not have been obtained; or (iv) if the other party has breached its representations or warranties or failed to perform any of its covenants or agreements in a way that would prevent satisfaction of a closing condition by the Outside Date and such breach or failure to perform cannot be cured within 35 calendar days following receipt of written notice of such breach or failure to perform and an intent to terminate the Merger Agreement. The occurrence of the aforementioned could adversely affect our stock price, business, financial condition and results of operations

The announcement of the Merger Agreement and pendency of the Merger could negatively impact our business, financial condition and results of operations.

The announcement or pendency of the Merger could adversely affect our business, financial condition and results of operations and may result in our inability to hire or the departure of key personnel. In connection with the Merger, some of our customers and business partners may delay or defer decisions or may end their relationships with us, which could negatively affect our revenues, earnings and cash flows, regardless of whether the Merger is completed. In addition, we have undertaken certain covenants in the Merger Agreement restricting the conduct of our business during the pendency of the Merger, including restrictions on undertaking certain significant financing transactions and certain other actions, even if such actions would prove beneficial to us. Similarly, our current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger.

Our directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests of our other stockholders.

Our directors and executive officers have financial interests in the Merger that may be different from, or in addition to, the interests of our other stockholders. These interests may include:

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

Lawsuits have been filed (see Note 12 to our Financial Statements for further discussion) and additional lawsuits may in the future be filed against us, our Board of Directors or other parties to the Merger Agreement, challenging our acquisition by Parent, or making other claims in connection with the Merger. Such lawsuits have been brought by purported stockholders, and additional lawsuits may be brought by purported stockholders or other interested parties, seeking, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that the consummation of the Merger is not restrained, made illegal, enjoined or prohibited by any order or legal or regulatory restraint or prohibition of a court of competent jurisdiction or any governmental entity. As such, if the plaintiffs in such current or potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective within the expected timeframe or at all.

ITEM 6. EXHIBITS

a.
Exhibits

See accompanying Exhibit Index included before the signature page of this report for a list of exhibits filed or furnished with this report.

EXHIBIT INDEX

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of August 4, 2022, by and among Atlas Air Worldwide Holdings, Inc., Rand Parent, LLC and Rand Merger Sub, Inc., which is incorporated by reference to Exhibit 2.1 to Atlas Air Worldwide Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2022.**

3.1

Amendment to the Atlas Air Worldwide Holdings, Inc. By-Laws, Amended and Restated as of September 19, 2014, and as Further Amended as of December 12, 2016, which is incorporated by reference to Exhibit 3.1 to Atlas Air Worldwide Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2022.

10.1	Amendment to Employment Agreement, dated as of September 16, 2022, by and between Atlas Air, Inc. and John W. Dietrich.

10.2	Amendment to Atlas Air Worldwide Holdings, Inc. 2018 Incentive Plan effective September 16, 2022.

10.3	Amendment to Atlas Air Worldwide Holdings, Inc. Benefits Programs for Senior Executives, Senior Vice Presidents, Vice Presidents and Staff Vice Presidents, effective September 16, 2022.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certifications.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104

Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

* Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, (v) Consolidated Statements of Stockholders’ Equity as of and for the three and nine months ended September 30, 2022 and 2021 and (vi) Notes to Unaudited Consolidated Financial Statements.

** Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlas Air Worldwide Holdings, Inc.

Dated: November 3, 2022	/s/ John W. Dietrich
John W. Dietrich
President and Chief Executive Officer

Dated: November 3, 2022	/s/ Spencer Schwartz
Spencer Schwartz
Executive Vice President and Chief Financial Officer