Form 10-K
period 2022-12-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2023-02-23
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s Common Stock held by non-affiliates based upon the closing price of Common Stock as reported on The NASDAQ Global Select Market as of December 31, 2022 was approximately $1,263.8 million. As of February 16, 2023, there were 28,633,181 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference:

Certain portions of the registrant’s Proxy Statement relating to the 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

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

We are a leading global provider of outsourced aircraft and aviation operating services and the largest outsourced airfreight provider in the world. We operate the world’s largest fleet of 747 freighters and provide customers a broad array of 747, 777, 767 and 737 aircraft for domestic, regional and international cargo and passenger operations. We provide unique value to our customers by giving them access to highly reliable modern production freighters that deliver low unit costs combined with outsourced aircraft operating services that we believe lead the industry in terms of quality and global scale. Our customers include express delivery providers, e-commerce retailers, the U.S. Military Air Mobility Command (“AMC”), charter brokers, freight forwarders, direct shippers, airlines, manufacturers, sports teams and fans, and private charter customers. As of December 31, 2022, our fleet included 112 aircraft, including seven aircraft that are dry leased to other operators. We have extensive operations across the world in Africa, Asia, Australia, Europe, the Middle East, North America and South America.

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

On November 29, 2022, the shareholders of AAWW common stock adopted the Merger Agreement. We are working to complete the transaction in the first quarter of 2023, and continue to make progress toward obtaining necessary approvals. We are awaiting final approval from the U.S. Department of Transportation (the "DOT") and have received all other required shareholder and regulatory approvals.

Operations

Introduction. Our business is organized into two operating segments based on our service offerings: Airline Operations and Dry Leasing. Our segments are directly or indirectly engaged in the business of air transportation services but have different commercial and economic characteristics. Each operating segment is separately reviewed by our chief operating decision maker to assess operating results and make resource allocation decisions. Additional information regarding our reportable segments can be found in Note 14 to the Financial Statements.

Airline Operations. The core of our business is generally providing cargo aircraft outsourcing services to customers on an ACMI, CMI and Charter basis. Most arrangements provide us with guaranteed minimum revenues at predetermined rates, levels of operation and defined periods of time. ACMI, CMI and long-term Charter contracts generally provide a predictable annual revenue and cost base by minimizing the risk of fluctuations such as price, fuel and demand risk in the air cargo business. ACMI and CMI flying is typically based on guaranteed minimum Block Hours operated for a customer, while long-term Charter flying is for specific flight rotations between locations based on a guaranteed number of weekly or monthly flights. In recent years, we have significantly expanded our long-term Charter programs, which include indexed fuel price adjustments to mitigate our exposure to fuel price volatility. Our revenues and most of our costs under our contracts are denominated in U.S. dollars, minimizing currency risks associated with international business.

All of our contracts provide that the aircraft remain under our exclusive operating control, possession and direction at all times. These contracts further provide that the routes to be operated may be subject to prior and periodic approvals of the U.S. or foreign governments. The original length of ACMI and CMI contracts generally ranges from two to seven years. The original length of long-term Charter program contracts generally ranges from two to five years. We also provide certain of these services on a short-term basis. In addition, Atlas provides limited airport-to-airport cargo Charter services to select markets, including several cities in Asia and South America, and occasionally earns revenue on subcontracted Charter flights.

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

We are focused on the further enhancement of all our services and we have the flexibility to expand our fleet in response to market conditions. In December 2021, we signed an agreement with The Boeing Company (“Boeing”) for the purchase of four new 777-200LRF aircraft. The first of the four new 777-200LRFs was delivered in November of 2022, with the other three expected to be delivered throughout 2023. In January 2021, we signed an agreement with Boeing for the purchase of four new 747-8F aircraft. The first three of these aircraft were delivered in May, October and November of 2022 and the last aircraft was delivered in January of 2023. All eight of these aircraft have been placed with customers under long-term contracts. We believe that our current fleet represents one of the most efficient, reliable freighter fleets in the market.

COVID-19 Pandemic

Since the COVID-19 pandemic began, we have incurred and could incur further significant additional costs, including higher premium pay for pilots operating in certain areas significantly impacted by the pandemic and other operational costs, including costs for continuing to provide a safe working environment for our employees. In addition, COVID-19-related airport closures, employees who are unable to work, vaccine mandates, disruption of operations by our third-party service providers, availability of hotels and restaurants, ground handling delays or reductions in passenger flights by other airlines globally, have impacted and could have a further impact on overtime costs, crew travel costs and our ability to position employees to operate and fully utilize all of our aircraft. The continuation or worsening of the aforementioned and other factors has and could continue to materially affect our results for the duration of the COVID-19 pandemic.

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

The following table summarizes the aircraft types managed by us in TAI as of December 31, 2022:

Aircraft Type	Total
777-300ER	1
777-200LRF	1
767-300ER	2
767-300ER BCF	1
767-300ER BDSF	1
757-200 SF	3
737-800 SF	2
Total	11

DHL Investment and Polar

DHL Network Operations (USA), Inc. (“DHL”) holds a 49% equity interest and a 25% voting interest in Polar (see Note 5 to our Financial Statements). AAWW owns the remaining 51% equity interest and 75% voting interest. Under a 20-year blocked space agreement that expires in 2028 (the “BSA”), Polar provides air cargo capacity to DHL. Atlas and Polar also have a flight services agreement, whereby Atlas is compensated by Polar on a per Block Hour basis, subject to a monthly minimum Block Hour guarantee, at a predetermined rate with the opportunity for performance premiums that escalate annually. Under the flight services agreement, Atlas provides Polar with crew, maintenance and insurance for the aircraft. Under separate agreements, Atlas and Polar supply administrative, sales and ground support services to one another. AAWW has agreed to indemnify DHL for and against various obligations of Polar and its affiliates. Collectively, these agreements are referred to in this Report as the “DHL Agreements”. The DHL Agreements provide us with a minimum guaranteed annual revenue stream from aircraft that have been placed in service with Polar for DHL and other customers’ freight over the life of the agreements. DHL provides financial support and also assumes the risks and rewards of the operations of Polar.

Combined with Polar, we provide ACMI, CMI, Charter and Dry Leasing services to support DHL’s transpacific-express, North American, intra-Asian, and global networks. In addition, we fly between the Asia Pacific region, the Middle East and Europe on behalf of DHL and other customers. Atlas also provides incremental charter capacity to Polar and DHL from time to time. See Note 5 to our Financial Statements for a further discussion of our relationship with Polar.

The following table summarizes the aircraft types and services provided to Polar and DHL as of December 31, 2022:

Aircraft	Service	Total
747-8F	ACMI	6
777-200LRF	CMI	6
777-200LRF	CMI and Dry Leasing	2
777-200LRF	Dry Leasing	2
767-300	CMI and Dry Leasing	2
767-300	CMI	2
Total		20

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

In conjunction with these agreements, we granted Amazon warrants providing the right to acquire shares of our common stock. See Note 9 to our Financial Statements for a discussion of these agreements with Amazon.

The following table summarizes the freighter aircraft types and services provided to Amazon as of December 31, 2022:

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

Fuel

Historically, aircraft fuel is one of the most significant expenses for us. During 2022, 2021 and 2020, fuel costs represented 33.2%, 24.9%, and 16.2%, respectively, of our total operating expenses. Fuel prices and availability are subject to wide price fluctuations based on geopolitical issues, supply and demand, which we can neither control nor accurately predict.

Our exposure to fluctuations in fuel price is limited to the shorter-term commercial portion of our Charter services, as fuel risk is largely mitigated by price adjustments, including those based on indexed fuel prices for longer-term commercial charter contracts. We do not incur fuel expense in providing ACMI and CMI services or in our Dry Leasing business as the cost of fuel is borne by the customer. Similarly, we generally have no fuel price risk for AMC charters because the price is set under our contract with the AMC, and we receive or make payments to adjust for price increases and decreases from the contractual rate.

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

Human Capital

Our People

Our business depends on our team of highly qualified flight and ground employees. As of December 31, 2022, we had approximately 4,500 employees, approximately 2,700 of whom were pilots. We maintain a comprehensive training program for our pilots in compliance with U.S. Federal Aviation Administration (“FAA”) requirements, in which each pilot regularly attends recurrent training programs. In addition to the training programs provided to pilots, we also maintain comprehensive training programs for other safety-sensitive positions.

Pilots of Atlas and flight dispatchers of Atlas and Polar, are represented by the International Brotherhood of Teamsters (the “IBT”). These employees represented approximately 60% of our workforce as of December 31, 2022.

In March 2022, we signed a five-year collective bargaining agreement (“CBA”) with our pilots, effective as of September 2021. This long-term CBA was concluded through a binding interest arbitration process, with the arbitrator issuing a decision on September 10, 2021. The parties reached agreement on certain enhancements to the CBA in February 2022, which were incorporated into the CBA. The new pay rates became effective as of September 1, 2021, and we have continued to work closely together with the union’s new leadership on the final implementation of certain remaining provisions of the CBA. Under this industry competitive agreement, all of our pilots are receiving significantly higher pay, quality of life improvements and enhanced benefits. See Note 15 to our Financial Statements for further discussion of our labor matters.

We also had a CBA with our Atlas and Polar dispatchers, which became amendable in November 2021. Shortly thereafter, the Company and the IBT commenced collective bargaining for a successor CBA pursuant to Section 6 of the Railway Labor Act. The parties reached agreement on a new five-year CBA, which was ratified by the dispatchers in August 2022. The new CBA with the dispatchers became effective as of September 1, 2022.

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

Our board of directors endorse the concept of board and committee refreshment, which has resulted in the election of several new board members and the rotation of the chairman of the board and the chairs of our three standing committees over the last three years. Our board is 60% diverse (40% ethnically diverse and 30% gender diverse). We believe that diversity with respect to gender, ethnicity, background, professional experiences and perspectives is an important element in the board selection process.

Health and Wellness

In addition to comprehensive health and retirement benefits provided to eligible employees, our core benefits are supplemented with specific programs to encourage preventive care, improve common health conditions, and manage more advanced issues for improved outcomes. In addition, we offer a variety of voluntary benefits and paid time away from work programs. We also provide a number of wellness resources designed to promote physical, emotional and financial well-being that transitioned to virtual programs to provide increased accessibility.

Safety is our top priority. To ensure the highest level of safety for our employees, we established a Coronavirus Task Force (“CTF”) responsible for policies and procedures related to COVID-19. Through the CTF, we closely monitor the evolving COVID-19 pandemic and take numerous precautions to ensure the safety of our operations around the world.

To attract and retain a broader and more diverse employee population, we leverage a flexible working environment for all of our physical facilities, as necessary, including key locations in New York, Kentucky, Florida and Hong Kong. In addition to capturing operational efficiencies, hybrid and remote work allows us to create even more inclusive ways of working. At the same time, our physical work locations reinforce our Company culture and remain a fundamental ingredient to networking, development, brainstorming and team-building.

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

Environmental, Social and Governance

As a leading global provider of outsourced aviation operating services, we encounter and manage a broad range of environmental, social and governance (“ESG”) issues. We have established an ESG policy and identified our efforts in our 2021 ESG Report, which can be viewed on our website, www.atlasairworldwide.com, under “Corporate Responsibility” in the “About Us” section.

Governmental Regulation

General. Atlas and Polar (collectively, the “Airlines”) are subject to regulation by the DOT and the FAA, among other U.S. and foreign government agencies. The DOT primarily regulates economic issues affecting air service, such as certification, fitness and citizenship, competitive practices, insurance and consumer protection. The DOT has the authority to investigate and institute proceedings to enforce its economic regulations and may assess civil penalties, revoke operating authority or seek criminal sanctions. The Airlines hold DOT-issued certificates of public convenience and necessity plus exemption authority to engage in scheduled air transportation of property and mail in domestic, as well as enumerated international markets, and charter air transportation of property and mail on a worldwide basis. Atlas additionally holds worldwide passenger charter authority.

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

Security. The U.S. Transportation Security Administration (“TSA”) and international regulatory bodies extensively regulate aviation security through rules, regulations and security directives that are designed to prevent unauthorized access to passenger and freighter aircraft and the introduction of prohibited items including firearms and explosives onto an aircraft. Atlas and Polar currently operate pursuant to a TSA-approved risk-based security program that, we believe, adequately maintains the security of all aircraft in the fleet. We utilize the TSA, the intelligence community and the private sector as resources for our aggressive global threat-based risk-management program. There can be no assurance, however, that we will remain in compliance with existing or any additional security requirements imposed by TSA or by U.S. Congress without incurring substantial costs, which may have a material adverse effect on our operations. To mitigate any such increase, we are working closely with the Department of Homeland Security and other government agencies to ensure that a risk-based management approach is utilized to target specific “at-risk” cargo. Additionally, foreign governments and regulatory bodies (such as the European Commission) impose their own aviation security requirements and have increasingly tightened such requirements. This may have an adverse impact on our operations, especially to the extent these requirements may necessitate redundant or costly measures or be in conflict with TSA requirements. We have successfully implemented all European Commission security programs allowing us unimpeded access to European markets. we screen all export cargo from the U. S. ensuring TSA regulatory compliance.

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

In October 2016, ICAO approved and subsequently amended a resolution to adopt a global market-based measure known as the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is designed to offset any annual increases in total carbon emissions from international civil aviation above a baseline level determined by 2019 emissions. Although various details regarding the implementation of CORSIA still need to be finalized and have been impacted by the COVID-19 pandemic, a pilot phase began in 2021 and will run through 2023. Starting in 2019, the Airlines have voluntarily begun tracking and reporting emissions in accordance with the CORSIA methodology in 2020, even though it is not yet mandatory in ICAO member countries. As a result, starting in 2024, the Airlines may need to purchase allowances to offset their share of emissions overages based on the reporting for the 2021 to 2023 compliance period, which utilizes baseline emissions from 2019. For subsequent compliance periods, 85% of 2019 baseline emissions will be utilized.

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

On August 4, 2022, the Company entered into the Merger Agreement, which provides that the consummation of the Merger is subject to certain conditions, including (i) the absence of any law, order, judgment, decree, injunction or ruling prohibiting the consummation of the Merger; (ii) the accuracy of the other party’s representations and warranties (subject to certain materiality qualifiers); (iii) the other party’s compliance in all material respects with its pre-closing covenants; and (iv) receipt of certain required regulatory approvals, including receipt of approval from the DOT (which has not been received as of the date of this Report). While it is currently anticipated that the Merger will be consummated during the first quarter of 2023, there can be no assurance that the foregoing conditions will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied.

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

Further, we or Parent may terminate the Merger Agreement if the Merger has not been consummated by March 4, 2023 (subject to (i) an automatic extension until June 4, 2023 if all closing conditions other than those relating to a clearance, consent or restraint in respect of any regulatory law have not been received, (ii) a further extension to August 4, 2023 at the option of Parent or the Company if such regulatory closing conditions have not been satisfied, and (iii) whether or not otherwise extended, in the event that the marketing period for Parent’s debt financing has commenced but has not completed, an extension, in Parent’s sole discretion, until four business days following the then-scheduled expiration of the marketing period, the “Outside Date”). We or Parent also may terminate the Merger Agreement (i) by mutual written consent; (ii) if there is a final and nonappealable judgment enacted, promulgated, issued, entered, amended or enforced by any governmental authority of competent jurisdiction or any applicable law enjoining, restraining or otherwise prohibiting consummation of the Merger; or (iii) if the other party has breached its representations or warranties or failed to perform any of its covenants or agreements in a way that would prevent satisfaction of a closing condition by the Outside Date and such breach or failure to perform cannot be cured within 35 calendar days following receipt of written notice of such breach or failure to perform and an intent to terminate the Merger Agreement. The occurrence of the aforementioned could adversely affect our stock price, business, financial condition and results of operations.

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

Our directors and executive officers have financial interests in the Merger that may be different from, or in addition to, the interests of our other stockholders. These interests may include:

•
the treatment of Company long-term incentive awards provided for under the Merger Agreement;
•
severance and other benefits payable in the case of certain qualifying terminations of employment under the terms of individual employment agreements or the Company’s benefits program;
•
vesting and payment of account balances in the Company’s 401(k) restoration and voluntary deferral plan;
•
the potential grant of cash-based retention awards under a program established for the benefit of certain Company employees; and
•
continued indemnification and insurance coverage under the Merger Agreement, the organization documents of the Company and its subsidiaries and indemnification agreements the Company and any of its subsidiaries has entered into with each of its directors and executive officers.

The Company has been involved in litigation relating to the Merger that could divert management’s attention and harm its business.

The Company and individual members of its Board of Directors have been defendants in lawsuits related to the Merger. The suits generally alleged, among other things, that the defendants violated Section 14(a) and 20(a) of the Exchange Act and certain rules and regulations promulgated thereunder by making untrue statements of material fact and omitting certain material facts related to the contemplated Merger in the relevant proxy statement. Each of these suits has been voluntarily dismissed and there is no active shareholder litigation relating to the Merger transaction, (see Note 15 to our Financial Statements for further discussion), however there can be no assurance that we will be successful in defending any suits that may be filed in the future. Defense of any additional suit that may be filed in the future may be expensive and may divert management’s attention and resources, which could adversely affect the Company’s business.

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

We also could be negatively impacted by disruptions caused by geopolitical events, severe weather, natural disasters or health epidemics. The ongoing COVID-19 pandemic has disrupted global manufacturing, supply chains, passenger travel and consumer spending, resulting in flight cancellations of certain cargo and passenger flights. We have incurred and could incur further significant additional costs, including higher premium pay for pilots operating in certain areas significantly impacted by the COVID-19 pandemic and other operational costs, including costs for continuing to provide a safe working environment for our employees. In addition, COVID-19-related airport closures, employees who are unable to work, vaccine mandates, disruption of operations by our third-party service providers, availability of hotels and restaurants, ground handling delays or reductions in passenger flights by other airlines globally, have impacted and could have a further impact on overtime costs, crew travel costs and our ability to position employees to operate and fully utilize all of our aircraft. The continuation or worsening of the aforementioned and other factors could materially affect our results for the duration of the COVID-19 pandemic. Although we have implemented various initiatives to mitigate disruptions, given the dynamic nature of these circumstances, the duration of business disruption and the extent of customer cancellations, the related financial impact cannot be reasonably estimated at this time. If we are unable to maintain existing or implement additional initiatives to mitigate disruptions, it could materially affect our business, results of operations and financial condition.

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

We are heavily and increasingly dependent on technology to operate our business. Our information technology systems or those of third parties on which we rely (including air traffic control), as well as our business more broadly, could be disrupted due to various events, some of which are beyond our control, including natural disasters, power failures, terrorist attacks, equipment failures, software failures, computer viruses, security breaches and cyber attacks. In addition, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error. A significant disruption could result in a range of potentially material negative consequences for us, including unauthorized access to, disclosure, modification, misuse, loss or destruction of company systems or data; theft of sensitive, regulated or confidential data, intellectual property; the loss of functionality of critical systems through ransomware, denial of service or other attacks; and business delays, service or system disruptions, damage to equipment and injury to persons or property.

We have taken numerous steps to implement business resiliency and cybersecurity protections and have obtained cyber business interruption insurance to help reduce the risk and impact of some of the potential disruptions discussed above. There can be no assurance, however, that the measures we have taken are adequate to prevent or remedy disruptions or failures of our systems.

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

The price of aircraft fuel is unpredictable and can be volatile. Our exposure to fluctuations in fuel price is limited to the shorter-term commercial portion of our Charter services, as fuel risk is largely mitigated by price adjustments, including those based on indexed fuel prices for longer-term commercial charter contracts. We do not incur fuel expense in providing ACMI and CMI services or in our Dry Leasing business as the cost of fuel is borne by customers. Similarly, we generally have no fuel price risk for AMC charters because the price is set under our contract with the AMC, and we receive or make payments to adjust for fuel price increases and decreases from the contractual rate. Regardless, if fuel costs increase significantly, our customers may reduce the volume and frequency of cargo shipments or find less costly alternatives for cargo delivery, such as land and sea carriers. Such actions by customers or fuel price volatility for our short-term charters could have a material adverse effect on our business, results of operations and financial condition.

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

We have contractual obligations associated with our aircraft orders. If we are unable to make the remaining required payments or obtain financing for these aircraft, it could have a material adverse effect on our business, results of operations and financial condition.

In January and December 2021, we placed orders with Boeing for four new 747-8F aircraft and four new 777-200LRF aircraft, respectively. We have paid the required pre-delivery payments for the 747-8F aircraft and 777-200LRF aircraft to Boeing. The first three 747-8F aircraft were delivered in May, October and November of 2022 and the last aircraft was delivered in January of 2023. The first of the four new 777-200LRFs was delivered in November of 2022, with the other three expected to be delivered throughout 2023. We expect to finance the three 777-200LRF aircraft delivery payments through secured debt financing. If we are unable to secure financing on acceptable terms, we may incur financing costs that are substantially higher than what we currently anticipate, which could have a material adverse effect on our business, results of operations and financial condition.

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

As of December 31, 2022, we had $1.9 billion of federal net operating loss carryforwards (“NOLs”) for U.S. income tax purposes, net of unrecognized tax benefits and valuation allowance, approximately half of which will expire through 2037, if not utilized. Section 382 of the Internal Revenue Code (“Section 382”) imposes an annual limitation on the amount of a corporation’s U.S. federal taxable income that can be offset by NOLs if it experiences an “ownership change,” as defined by Section 382. We experienced ownership changes as defined by Section 382 and, accordingly, the use of our NOLs generated prior to these ownership changes is subject to an annual limitation. If certain changes in our ownership occur prospectively, there could be additional annual limitations on the amount of utilizable NOLs, which could have a material adverse effect on our business, results of operations and financial condition.

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

As a percentage of our total operating revenue, revenue derived from the AMC was approximately 12.8% in 2022, 10.5% in 2021 and 15.9% in 2020. Historically, the revenues derived from expansion (or ad-hoc) flights for the AMC significantly exceeded the value of the fixed flight component of our AMC contract.

Revenues from the AMC are derived from two-year contracts with an option for the AMC to extend the contract for two additional two-year periods. Changes in national and international political priorities can significantly affect the volume of business from the AMC. Any decrease in U.S. military activity could reduce revenue from the AMC. In addition, our share of the total business from the AMC depends on several factors, including the total fleet size we commit to the CRAF program, which permits the U.S. Department of Defense to utilize participants’ aircraft during national emergencies when the need for military airlift exceeds the capability of military aircraft and the total number of aircraft deployed by our teaming arrangement partners and competitors in the program.

The AMC also holds all carriers to certain on-time performance requirements as a percentage of flights flown and, as a result of AMC demand volatility, it has become more difficult to comply with those requirements. To the extent that we fail to meet those contract performance requirements or if we fail to pass biennial AMC audits, revenues from our business with the AMC could decline through a suspension or termination of our AMC contract. Our revenues could also decline due to a reduction in the revenue rate we are paid by the AMC, a greater reliance by the AMC on its own fleet or a reduction in our allocation of AMC flying. We expect revenues and profitability from our business with the AMC to continue to change as the U.S. military continues to move troops and cargo to and from areas of conflict around the world. If we are unable to effectively deploy any resultant capacity during periods of reduced flying, it could have a material adverse effect on our business, results of operations and financial condition.

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

Our operations and our customers’ operations are subject to complex aviation and transportation laws and regulations, including Title 49 of the U.S. Code, under which the DOT and the FAA exercise regulatory authority over air carriers. In addition, our business activities and our customers’ business activities fall within the jurisdiction of various other federal, state, local and foreign authorities, including the U.S. Department of Defense, the TSA, U.S. Customs and Border Protection, the U.S. Treasury's Office of Foreign Assets Control and the U.S. EPA and similar state agencies. In addition, other jurisdictions in which we operate have similar regulatory regimes to which we are subjected. These laws and regulations may require us to maintain and comply with the terms of a wide variety of certificates, permits, licenses, noise abatement standards, maintenance and other requirements and our failure to do so could result in substantial fines or other sanctions. These U.S. and foreign aviation regulatory agencies have the authority to modify, amend, suspend or revoke the authority and licenses issued to us for failure to comply with provisions of law or applicable regulations and may impose civil or criminal penalties for violations of applicable rules and regulations. Such fines, sanctions or penalties, if imposed, could have a material adverse effect on our mode of conducting business, results of operations and financial condition. There can also be no assurance that laws and regulations will not be changed in ways that will decrease demand for our services or subject us to escalating costs. In addition, U.S. and foreign governmental authorities may adopt, amend or interpret accounting standards, tax laws, regulations or treaties that could require us to take additional and potentially costly compliance steps or result in our inability to operate some of our aircraft in certain countries, which could have a material adverse effect on our business, results of operations and financial condition.

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

Starting in 2019, the Airlines have voluntarily begun tracking and reporting emissions in accordance with the CORSIA methodology, even though it is not yet mandatory in ICAO member countries. As a result, starting in 2024, the Airlines may need to purchase allowances to offset their share of emissions overages based on the reporting for the 2021 to 2023 compliance period, which utilized baseline emissions from 2019. For subsequent compliance periods, 85% of 2019 baseline emissions will be utilized. There is uncertainty with respect to the future supply, demand and price of sustainable or lower carbon aircraft fuel, carbon offset credits and technologies that could allow us to reduce our emissions of carbon dioxide.

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

As of December 31, 2022, we had total debt obligations of approximately $2.4 billion and total aircraft operating leases and other lease obligations of $0.2 billion. We cannot provide assurance that we will be able to obtain future financing arrangements or on terms attractive to us. Our outstanding financial obligations could have negative consequences, including:

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

We issued convertible senior notes (the “Convertible Notes”) in May 2017, which contain conditional conversion features that allow the holders of the Convertible Notes the option to convert if certain trading conditions are met or upon the occurrence of specified corporate events. In the event a conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes issued in 2017, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

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

In addition, if a make-whole fundamental change (as defined in the applicable indenture), including specified corporate transactions, occurs prior to the maturity date, under certain circumstances, it would increase the conversion rate. The increase in the conversion rate would be determined based on the date on which the specified corporate transaction becomes effective and the price paid (or deemed to be paid) per share of our common stock in such transaction, but in no event would increase to greater than 16.3713 shares of our common stock for our convertible notes issued in 2017 per $1,000 of principal, subject to adjustment in the same manner as the conversion rates. The increase in the conversion rate for Convertible Notes converted in connection with a make-whole fundamental change may result in us having to pay out additional cash in respect of the Convertible Notes upon conversion, or result in additional dilution to our shareholders if the conversion is settled partially in shares of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Aircraft

The following tables provide information about AAWW’s aircraft and customer-provided aircraft:

AAWW Aircraft

The following table summarizes AAWW’s aircraft as of December 31, 2022:

Segment and Aircraft Type	Configuration	Owned*	Leased**	Total	Average Age Years
Airline Operations Segment
747-8F	Freighter	13	0	13	7.9
747-400	Freighter	19	7	26	22.6
747-400BCF	Converted Freighter	3	1	4	29.4
747-400	Passenger	5	0	5	22.7
767-300ER	Passenger	6	0	6	29.4
767-300ER	Converted Freighter	3	0	3	29.7
777-200LRF	Freighter	1	1	2	6.9
Total		50	9	59	20.3
Dry Leasing Segment
777-200LRF	Freighter	7	0	7	11.3
767-300ER	Converted Freighter	21	0	21	26.9
Total		28	0	28	22.8
Total Fleet		78	9	87	21.2

* See Note 10 to our Financial Statements for a description of our financing facilities.

** See Note 11 to our Financial Statements for a description of our lease obligations.

Lease expirations for our leased aircraft included in the above tables range from April 2023 to June 2032.

Customer-provided Aircraft for CMI Service

The following table summarizes customer-provided aircraft as of December 31, 2022:

Aircraft Type	Configuration	Provided by	Total
777-200	Freighter	DHL	6
747-400	Freighter	NCA*	5
747-400	Dreamlifter	Boeing**	4
767-300	Freighter	DHL	2
737-800	Freighter	Amazon	8
Total			25

* Aircraft owned by Nippon Cargo Airlines Co., Ltd. (“NCA”)

** Aircraft owned by Boeing

Ground Facilities

Our principal office is located in Purchase, New York, where we lease approximately 52,000 square feet of office space, which expires in 2023. This office includes administrative support functions. We also lease approximately 100,000 square feet of office space in Erlanger, Kentucky for operational functions, which expires in 2036, approximately 33,000 square feet of office space in Miami, Florida for sales and training support, which expires in 2023 and approximately 17,000 square feet of office space in Hong Kong for sales and administrative support, which expires in 2025. In addition, we lease a variety of smaller offices and ramp space at various airport and regional locations generally on a short-term basis.

ITEM 3. LEGAL PROCEEDINGS

The information required in response to this Item is set forth in Note 15 to our Financial Statements, and such information is incorporated herein by reference. Such description contains all of the information required with respect hereto.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

John W. Dietrich. Mr. Dietrich, age 58, has been our President and Chief Executive Officer and a member of our Board of Directors since January 2020. Prior to January 2020, he served as our President and Chief Operating Officer from July 2019 and our Executive Vice President and Chief Operating Officer from September 2006. In addition, he was President and Chief Operating Officer of Atlas Air, Inc. from October 2014 to December 2019. During the period from March 2003 to September 2006, Mr. Dietrich held a number of senior executive positions in the Company, including Senior Vice President, General Counsel, Chief Human Resources Officer, Corporate Secretary and head of the IT and Corporate Communications functions. Mr. Dietrich joined Atlas in 1999 as Associate General Counsel. Prior to joining us, he was a litigation attorney at United Airlines from 1992 to 1999, where he provided legal counsel to all levels of management, particularly on employment and commercial litigation issues. He also serves as Chairman of the National Defense Transportation Association and a director of the National Air Carrier Association. Mr. Dietrich earned a Bachelor’s of Science degree from Southern Illinois University and received his Juris Doctorate, cum laude, from the University of Illinois at Chicago John Marshall Law School. He is a member of the New York, Illinois and Colorado Bars.

James A. Forbes. Mr. Forbes, age 65, has been our Executive Vice President and Chief Operating Officer since January 2020. He also serves as Executive Vice president and Chief Operating Officer of Atlas Air, Inc. Prior to January 2020, he was Senior Vice President and Chief Operating Officer of Southern Air, Inc. since April 2016. Mr. Forbes has over 40 years of aviation operating experience, including more than 20 years with the Company. He joined us in 1997 as Senior Director of Ground Operations, where he helped construct the global infrastructure upon which we have grown. He became Vice President, Worldwide Ground Operations in 2001, overseeing station operations for all of Atlas Air, Inc. and Polar Air Cargo, Inc. In 2008, Mr. Forbes was named Senior Vice President for System Performance and Quality for Polar, where he led the transformation of an all-cargo network into a leading on-time express operation that supports DHL’s worldwide air network. He held that position until April 2016, when he was promoted to lead Southern Air, Inc. operations.

Adam R. Kokas. Mr. Kokas, age 51, has been our General Counsel and Secretary since October 2006, and Executive Vice President since January 2014. Mr. Kokas is responsible for directing all of the Company’s legal and regulatory affairs, as well as overseeing government affairs and public policy matters. In November 2007, Mr. Kokas assumed responsibility for the Company’s Human Resources Department. He served as our Chief Human Resources Officer until March 2018. Mr. Kokas joined us from Ropes & Gray LLP, where he was a partner in their Corporate Department, focusing on general corporate, securities, transactions and business law matters. Mr. Kokas also serves as the Chair of the International Air Transport Association’s Legal Advisory Council and is a member of the board of directors and Audit and Finance Committee of the Society of Corporate Governance. He also served as the Chairman of the Board of the Cargo Airlines Association from 2011 to 2019. Mr. Kokas earned a Bachelor of Arts degree from Rutgers University and is a cum laude graduate of the Boston University School of Law, where he was an Edward M. Hennessey scholar. Mr. Kokas is a member of the New York and New Jersey Bars.

Michael T. Steen. Mr. Steen, age 56, has been Executive Vice President and Chief Commercial Officer since November 2010. In addition, he was named President and Chief Executive Officer of Titan Aviation Holdings, Inc. effective October 2014. Prior to November 2010, he was our Senior Vice President and Chief Marketing Officer from April 2007. Mr. Steen joined us from Exel plc where he served as Senior Vice President of Sales and Marketing. Mr. Steen led the sales and marketing activities for Exel Freight’s management and technology sector. Following Exel’s acquisition by Deutsche Post World Net, he held senior-level positions with the merged company in global supply chain logistics. Prior to joining Exel, he served in a variety of roles with KLM Cargo over 11 years, including Vice President of the Americas, Head of Global Sales and Marketing for the Logistics Unit and Director of Sales for EMEA. Mr. Steen has been a Director for CHC Helicopter since May 2017 and is the Chairman of IATA’s Cargo Committee. Mr. Steen earned a degree in economic science from Katrinelund in Gothenburg, Sweden, and is an alumnus of the Advanced Executive Program at the Kellogg School of Management at Northwestern University.

Spencer Schwartz. Mr. Schwartz, age 56, has been Executive Vice President since January 2014 and Chief Financial Officer since June 2010. Prior to January 2014, he was Senior Vice President from June 2010. Prior to June 2010, he was our Vice President and Corporate Controller from November 2008. Mr. Schwartz joined us from Mastercard, where he was employed for over 12 years and served as Group Head of Global Risk Management; Senior Vice President and Business Financial Officer; Senior Vice President, Corporate Controller and Chief Accounting Officer; and Vice President of Taxation. Prior to joining Mastercard, Mr. Schwartz held financial positions of increasing responsibility with Price Waterhouse LLP (now PricewaterhouseCoopers LLP) and Carl Zeiss, Inc. Mr. Schwartz earned a Bachelor’s degree in Accounting from The Pennsylvania State University and a Master’s degree in Business Administration, with a concentration in management, with honors, from New York University’s Leonard N. Stern School of Business. He is a certified public accountant.

Keith H. Mayer. Mr. Mayer, age 57, has been Senior Vice President and Chief Accounting Officer since January 2018 and Corporate Controller since November 2010. Prior to January 2018, he was Vice President since November 2010. Mr. Mayer joined us from PepsiCo, Inc. In his most recent role at PepsiCo, he served as Chief Financial Officer of an international coffee partnership between PepsiCo and Starbucks Corporation. Mr. Mayer also served PepsiCo in a variety of roles since 1999, including Director of External Reporting, Assistant Controller for PepsiCo International, Senior Group Manager of Financial Accounting for Frito-Lay North America, and Group Manager of Technical Accounting. Prior to joining PepsiCo, Mr. Mayer held financial positions of increasing responsibility with Coopers & Lybrand LLP (now PricewaterhouseCoopers LLP). Mr. Mayer earned a Bachelor’s degree in Accounting from the University of Bridgeport where he graduated magna cum laude. He is a certified public accountant.

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

As of February 14, 2023, there were approximately 28.6 million shares of our common stock issued and outstanding, and 24 holders of record of our common stock.

Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding our equity compensation plans as of December 31, 2022.

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

Performance Graph

The following graph compares the performance of AAWW common stock to the Russell 2000 Index and the Dow Jones Transportation Average for the period beginning December 31, 2017 and ending on December 31, 2022. The comparison assumes $100 invested in each of our common stock, the Russell 2000 Index and the Dow Jones Transportation Average and reinvestment of all dividends.

Total Return to Stockholders

$200.00
$150.00
$100.00
$50.00
$-
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
AAWW
Russell 2000 Index
Dow Jones Transportation Average

Total Return between 12/31/17 and 12/31/2022

Cumulative Return	12/31/17	12/31/18	12/31/19	12/31/20	12/31/2021	12/31/2022
AAWW	$100.00	$71.94	$47.01	$92.99	$160.48	$171.87
Russell 2000 Index	$100.00	$87.84	$108.67	$128.63	$146.24	$114.72
Dow Jones Transportation Average	$100.00	$86.41	$102.72	$117.85	$155.28	$126.19

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements included in Item 8 of this report.

Business Overview

We are a leading global provider of outsourced aircraft and aviation operating services. We operate the world’s largest fleet of 747 freighters and provide customers a broad array of 747, 777, 767 and 737 aircraft for domestic, regional and international cargo and passenger operations. We provide unique value to our customers by giving them access to highly reliable modern production freighters that deliver the lowest unit cost in the marketplace combined with outsourced aircraft operating services that we believe lead the industry in terms of quality and global scale. Our customers are primarily under long-term contracts and include express delivery providers, e-commerce retailers, the U.S. military, charter brokers, freight forwarders, direct shippers, airlines, manufacturers, sports teams and fans, and private charter customers. We provide global services with operations in Africa, Asia, Australia, Europe, the Middle East, North America and South America.

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

We are focused on providing safe, secure and reliable services. The Airlines have successfully completed the International Air Transport Association’s Operational Safety Audit, a globally recognized safety and quality standard.

We provide outsourced aircraft and aviation services to some of the world’s premier express delivery providers, e-commerce retailers, airlines and freight forwarders. We will take advantage of opportunities to maintain and expand our relationships with our existing customers, while seeking new customers and new geographic markets.

Experienced management team

Our management team has extensive operating and leadership experience in the airfreight, airline, aircraft leasing and logistics industries at companies such as United Airlines, US Airways, Lufthansa Cargo, GE Capital Aviation Services, GE, Air Canada, Canadian Airlines, America West Airlines, American Airlines, JetBlue Airways, ICF International, ASTAR Air Cargo, FPG Amentum, KLM Cargo, SMBC Aviation Capital, Spirit Airlines, Spirit AeroSystems, Singapore Airlines Cargo and China Cargo Airlines, as well as the United States Army, Navy, Air Force and Federal Air Marshal Service. In addition, our management team has a diversity of experience from other industries at companies such as Mastercard, PepsiCo, Moody’s, Ralph Lauren, Kate Spade, Avon Products, New York Life Insurance, Hess and Unisys, as well as nationally recognized accounting and law firms. Our management team is led by John W. Dietrich, who has more than 30 years of experience in all facets of aviation and airline management.

Business Strategy

Our strategy includes the following:

Secure long-term customer contracts

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

Appropriately manage capital allocation and deliver value to shareholders

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

On November 29, 2022, the shareholders of AAWW common stock adopted the Merger Agreement. We are working to complete the transaction in the first quarter of 2023, and continue to make progress toward obtaining necessary approvals. At this time, we are awaiting final approval from the DOT and have received all other required shareholder and regulatory approvals. Upon completion of the Merger, AAWW will become a privately held company and shares of AAWW common stock will no longer be listed or publicly traded on The NASDAQ Global Select Market (see Note 2 to our Financial Statements for further discussion). The Company has incurred and will incur certain costs relating to the proposed Merger, such as financial advisory, legal, accounting and other professional services fees.

Business Developments

Our Airline Operations results for 2022, compared with 2021, reflected higher Yields, net of fuel. These were more than offset by increased pilot costs related to our new CBA, higher overtime pay driven by an increase in COVID-19 cases and higher premium pay for pilots operating in certain areas significantly impacted by the COVID-19 pandemic. In addition, our results were negatively impacted by lower aircraft utilization and higher crew travel costs driven by operational disruptions related to an abnormal increase in COVID-19 cases (which were significantly higher from late June through August) and severe weather events, as well as higher commercial passenger airfare rates. The higher Yields, net of fuel, include the impact of expanding and enhancing our relationships with strategic customers through new and extended long-term contracts driven by strong customer demand and increased cargo flying for the AMC. The increase in COVID-19 cases and severe weather events negatively impacted our crew availability and our ability to position them due to widespread and well-publicized cancellations of commercial passenger flights. We closely monitor the evolving COVID-19 pandemic and take numerous precautions to ensure the safety of our operations around the world and to help mitigate the impact of any disruptions, including continuously adjusting routes to limit exposure to regions significantly impacted.

Given the dynamic nature of the COVID-19 pandemic, the financial impact cannot be reasonably estimated at this time. We have incurred and could incur further significant additional costs, including higher premium pay for pilots operating in certain areas significantly impacted by the COVID-19 pandemic and other operational costs, including costs for continuing to provide a safe working environment for our employees. In addition, COVID-19-related airport closures, employees who are unable to work, vaccine mandates, disruption of operations by our third-party service providers, availability of hotels and restaurants, ground handling delays or reductions in passenger flights by other airlines globally, have impacted and could have a further impact on overtime costs, crew travel costs and our ability to position employees to operate and fully utilize all of our aircraft. The continuation or worsening of the aforementioned and other factors could materially affect our results for the duration of the COVID-19 pandemic.

We manage our fleet to profitably serve our customers with modern, efficient aircraft and have entered into the following transactions to secure capacity to meet strong customer demand.

•
In January 2021, we signed an agreement with Boeing for the purchase of four new 747-8F aircraft. The first three of these aircraft were delivered in May, October and November of 2022 and the last aircraft was delivered in January of 2023. All four of these aircraft have been placed with customers under long-term contracts.
•
Between May and October 2021, we acquired six of our existing 747-400 freighter aircraft that were previously on lease to us. In May and June of 2021, we reached agreement with several of our lessors to purchase five of our other 747-400 freighters at the end of their existing lease terms, all of which were acquired between March and December 2022. In November 2022, we reached agreement with one of our lessors to purchase a 747-400 freighter at the end of its existing lease term. The acquisition of the aircraft will be completed by April 2023.
•
In December 2021, we signed an agreement with Boeing for the purchase of four new 777-200LRF aircraft. The first of these aircraft was delivered in November of 2022 and the remaining three are expected to be delivered throughout 2023. All four of these aircraft have been placed with a customer under a long-term agreement.

We continually assess our aircraft requirements and will make adjustments to our capacity as necessary. Some of these actions may involve grounding or disposing of aircraft or engines, which could result in asset impairments or other charges in future periods.

In March 2022, we signed a five-year CBA with our pilots, effective as of September 2021. Under this industry competitive agreement, all of our pilots are receiving significantly higher pay, quality of life improvements and enhanced benefits. Labor costs arising from this CBA are materially greater than the costs under our previous CBAs with our pilots (see Note 15 to our Financial Statements for further discussion).

Results of Operations

The following discussion should be read in conjunction with our Financial Statements and other financial information appearing and referred to elsewhere in this report.

Years ended December 31, 2022 and 2021

Operating Statistics

The following tables compare our Segment Operating Fleet (average aircraft equivalents during the period) and total Block Hours operated:

Segment Operating Fleet	2022	2021	Inc/(Dec)
Airline Operations*
747-8F Cargo	10.9	10.0	0.9
747-400 Cargo	34.7	34.5	0.2
747-400 Dreamlifter	0.5	0.8	(0.3)
747-400 Passenger	4.7	4.8	(0.1)
777-200 Cargo	9.1	9.0	0.1
767-300 Cargo	24.0	24.0	-
767-300 Passenger	5.6	4.9	0.7
767-200 Cargo	-	2.0	(2.0)
767-200 Passenger	-	0.1	(0.1)
737-800 Cargo	8.0	8.0	-
Total	97.5	98.1	(0.6)

Dry Leasing
777-200 Cargo	7.0	7.0	-
767-300 Cargo	21.0	21.0	-
737-300 Cargo	-	1.0	(1.0)
Total	28.0	29.0	(1.0)

Less: Aircraft Dry Leased to CMI customers	(21.0)	(21.0)	-
Total Operating Average Aircraft Equivalents	104.5	106.1	(1.6)

* Airline Operations average fleet excludes spare aircraft provided by CMI customers.

Block Hours	2022	2021	Inc/(Dec)	% Change
Total Block Hours**	330,738	364,061	(33,323)	(9.2)%

** Includes Airline Operations and other Block Hours.

Operating Revenue

The following table compares our Operating Revenue (in thousands):

	2022	2021	Inc/(Dec)	% Change
Operating Revenue
Airline Operations	$4,395,905	$3,888,601	$507,304	13.0%
Dry Leasing	170,908	163,365	7,543	4.6%
Customer incentive asset amortization	(39,764)	(44,162)	(4,398)	(10.0)%
Other	22,055	23,025	(970)	(4.2)%
Total Operating Revenue	$4,549,104	$4,030,829

Airline Operations

	2022	2021	Inc/(Dec)	% Change
Block Hours
Cargo	315,983	343,957	(27,974)	(8.1)%
Passenger	12,067	15,905	(3,838)	(24.1)%
Total Airline Operations	328,050	359,862	(31,812)	(8.8)%

Revenue Per Block Hour
Airline Operations	$13,400	$10,806	$2,594	24.0%
Cargo	$13,053	$10,413	$2,640	25.4%
Passenger	$22,480	$19,290	$3,190	16.5%

Airline Operations revenue increased $507.3 million, or 13.0%, primarily due to an increase in Revenue per Block Hour, partially offset by a reduction in Block Hours. Revenue per Block Hour rose primarily due to higher fuel prices and Yields, net of fuel, including the impact of new and extended long-term contracts and increased cargo flying for the AMC. Block hours decreased primarily due to operational disruptions, including an abnormal increase in COVID-19 cases (which were significantly higher from late June through August) and severe weather events, as well as a reduction in less profitable smaller gauge CMI service flying and our operation of fewer passenger flights. The increase in COVID-19 cases and severe weather events also adversely impacted our crew availability and our ability to position them due to the widespread and well-publicized cancellations of commercial passenger flights.

Dry Leasing

Dry Leasing revenue increased $7.5 million, or 4.6%, primarily due to $5.0 million of revenue from maintenance payments related to the scheduled return of an aircraft during the first quarter of 2022, which was subsequently sold during that quarter.

Operating Expenses

The following table compares our Operating Expenses (in thousands):

	2022	2021	Inc/(Dec)	% Change
Operating Expenses
Aircraft fuel	$1,335,622	$824,928	$510,694	61.9%
Salaries, wages and benefits	1,135,153	924,440	210,713	22.8%
Maintenance, materials and repairs	425,959	472,537	(46,578)	(9.9)%
Depreciation and amortization	303,220	281,209	22,011	7.8%
Travel	211,902	162,986	48,916	30.0%
Navigation fees, landing fees and other rent	159,212	184,060	(24,848)	(13.5)%
Passenger and ground handling services	140,381	156,962	(16,581)	(10.6)%
Aircraft rent	52,268	67,745	(15,477)	(22.8)%
Loss (gain) on disposal of flight equipment	3,098	(794)	(3,892)	NM
Special charge	16,215	-	16,215	NM
Transaction-related expenses	9,746	1,001	8,745	NM
Other	233,934	244,461	(10,527)	(4.3)%
Total Operating Expenses	$4,026,710	$3,319,535

NM represents year-over-year changes that are not meaningful.

Aircraft fuel increased $510.7 million, or 61.9%, primarily due to an increase in the average fuel cost per gallon, partially offset by lower consumption related to decreased Charter flying. Our exposure to fluctuations in fuel price is generally limited to the shorter-term commercial portion of our Charter services, as fuel risk is largely mitigated by price adjustments, including those based on indexed fuel prices for longer-term commercial charter contracts. We do not incur fuel expense in providing ACMI and CMI services or in our Dry Leasing business as the cost of fuel is borne by the customer. Similarly, we generally have no fuel price risk for AMC charters because the price is typically set under our contract with the AMC, and we receive or make payments to adjust for price increases and decreases from the contractual rate. Average fuel cost per gallon and fuel consumption for 2022 and 2021 were:

	2022	2021	Inc/(Dec)	% Change
Average fuel cost per gallon	$3.42	$2.00	$1.42	71.0%
Fuel gallons consumed (000s)	390,808	411,845	(21,037)	(5.1)%

Salaries, wages and benefits increased $210.7 million, or 22.8%, primarily due to increased pilot costs related to our new CBA and higher premium pay for pilots operating in certain areas significantly impacted by the COVID-19 pandemic, partially offset by decreased flying and a $29.2 million adjustment to paid time-off benefits that was expensed in 2021 related to our new CBA.

Maintenance, materials and repairs decreased by $46.6 million, or 9.9%, primarily reflecting $25.2 million of lower Heavy Maintenance expense and $18.9 million of reduced Line Maintenance expense. Heavy Maintenance expense on 747-400 aircraft decreased $13.0 million primarily due to a decrease in the number of engine overhauls. Heavy Maintenance expense on 747-8F aircraft decreased $7.4 million primarily due to a decrease in the number of D Checks. Line Maintenance expense decreased primarily due to the reduction in flying. Heavy airframe maintenance checks and engine overhauls impacting Maintenance, materials and repairs for 2022 and 2021 were:

Heavy Maintenance Events	2022	2021	Inc/(Dec)
747-8F C Checks	4	4	-
747-400 C Checks	13	12	1
777-200 C Checks	1	-	1
767 C Checks	5	6	(1)
747-8F D Checks	-	2	(2)
747-400 D Checks	5	5	-
CF6-80 engine overhauls	8	7	1
PW4000 engine overhauls	1	4	(3)

Depreciation and amortization increased $22.0 million, or 7.8%, primarily due to an increase in depreciation related to the acquisition of 747-400 freighter aircraft throughout 2022 and 2021 that were previously on lease to us, changes in 747-400 freighter aircraft leases in 2021 and the acquisition of new 747-8F and 777-200LRF aircraft.

Travel increased $48.9 million, or 30.0%, primarily due to increased commercial passenger airfare rates and operational disruptions related to an increase in COVID-19 cases (which were significantly higher from late June through August) and severe weather events, partially offset by decreased flying.

Navigation fees, landing fees and other rent decreased $24.8 million, or 13.5%, primarily due to decreased flying.

Passenger and ground handling services decreased $16.6 million, or 10.6%, primarily due to decreased flying and lower rates.

Aircraft rent decreased $15.5 million, or 22.8%, primarily due to the acquisition of 747-400 freighter aircraft throughout 2022 and 2021 that were previously on lease to us and changes in 747-400 freighter aircraft leases in 2021.

Loss (gain) on disposal of flight equipment in 2022 represented a loss on the sale of four nonoperational spare CF6-80 engines, partially offset by a gain from the sale of six nonoperational spare CF6-80 engines, which were previously classified as assets held for sale. Loss (gain) on disposal of flight equipment in 2021 represented a net gain from the sale of certain nonessential assets (see Note 7 to our Financial Statements).

Special charge in 2022 relates to six nonoperational spare CF6-80 engines held for sale to be traded in for newly overhauled engines and relates to two other CF6-80 engines Dry Leased to a customer (see Note 7 to our Financial Statements).

Transaction-related expenses in 2022 represents costs associated with the proposed Merger transaction (see Note 2 to our Financial Statements).

Other decreased $10.5 million, or 4.3%, primarily due to a decrease in professional fees incurred in 2021 related to costs associated with negotiations and arbitration for a new CBA (see Note 15 to our Financial Statements), partially offset by higher commissions from an increase in flying for the AMC.

Non-operating Expenses (Income)

The following table compares our Non-operating Expenses (Income) (in thousands):

	2022	2021	Inc/(Dec)	% Change
Non-operating (Income) Expenses
Interest income	$(8,755)	$(723)	$8,032	NM
Interest expense	81,692	107,492	(25,800)	(24.0)%
Capitalized interest	(12,683)	(8,316)	4,367	52.5%
Loss on early extinguishment of debt	689	6,042	(5,353)	NM
Unrealized loss on financial instruments	-	113	(113)	NM
Other (income) expense, net	(185)	(40,705)	(40,520)	(99.5)%

Interest income increased $8.0 million primarily due to an increase in interest rates during 2022.

Interest expense decreased $25.8 million, or 24.0%, primarily due to the adoption of the amended accounting guidance for convertible notes on January 1, 2022 (see Note 3 to our Financial Statements) and the scheduled repayment of debt.

Capitalized interest increased $4.4 million primarily due to pre-delivery deposits related to our January 2021 agreement to purchase four 747-8F aircraft and our December 2021 agreement to purchase four 777-200LRF aircraft from Boeing (see Note 3 to our Financial Statements).

Other (income) expense, net decreased $40.5 million primarily due to $40.9 million in CARES Act grant income in 2021 (see Note 4 to our Financial Statements).

Income taxes. Our effective income tax rates were 22.9% and 23.8% for 2022 and 2021, respectively. The effective income tax rates for 2022 and 2021 differed from the U.S. statutory rate primarily due to state income taxes and certain expenses that are not deductible for tax purposes.

Segments

The following table compares the Direct Contribution for our reportable segments (see Note 14 to our Financial Statements for the reconciliation to Operating income) (in thousands):

	2022	2021	Inc/(Dec)	% Change
Direct Contribution
Airline Operations	$815,647	$1,020,887	$(205,240)	(20.1)%
Dry Leasing	56,142	42,587	13,555	31.8%
Total Direct Contribution	$871,789	$1,063,474	$(191,685)	(18.0)%

Unallocated expenses and (income), net	$380,405	$409,721	$(29,316)	(7.2)%

Airline Operations Segment

Airline Operations Direct Contribution decreased $205.2 million, or 20.1%, primarily due to increased pilot costs related to our new CBA, higher overtime pay driven by operational disruptions, including an abnormal increase in COVID-19 cases (which were significantly higher from late June through August) and severe weather events, and higher premium pay for pilots operating in certain areas significantly impacted by COVID-19. In addition, Direct Contribution was negatively impacted by lower aircraft utilization and higher crew travel costs driven by the operational disruptions noted above, as well as higher commercial passenger airfare rates. The increase in COVID-19 cases and severe weather events also adversely impacted our crew availability and our ability to position them due to the widespread and well-publicized cancellations of commercial passenger flights. Partially offsetting the impact of these items were increased Yields, net of fuel, primarily driven by new and extended long-term contracts, increased cargo flying for the AMC, and lower Heavy Maintenance expense.

Dry Leasing Segment

Dry Leasing Direct Contribution increased $13.6 million, or 31.8%, primarily driven by lower interest expense related to the scheduled repayment of debt and $5.0 million of revenue from maintenance payments related to the scheduled return of an aircraft.

Unallocated expenses and (income), net

Unallocated expenses and (income), net decreased $29.3 million, or 7.2%, primarily due to a $29.2 million adjustment to paid time-off benefits that was expensed in 2021 related to our new CBA, lower interest expense due to the adoption of the amended accounting guidance for convertible notes on January 1, 2022 (see Note 3 to our Financial Statements) and a decrease in professional fees. Partially offsetting these items was $40.9 million in CARES Act grant income recognized in 2021 (see Note 4 to our Financial Statements).

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

The following is a reconciliation of Income (loss) from continuing operations, net of taxes and Diluted EPS from continuing operations, net of taxes to the corresponding non-GAAP financial measures (in thousands, except per share data):

	For the Years Ended December 31,
	2022	2021	Percent Change

Net Income	$355,880	$493,317	(27.9)%
Impact from:
CARES Act grant income (a)	-	(40,944)
Customer incentive asset amortization	39,764	44,162
Adjustments to CBA paid time-off benefits (b)	2,154	29,211
Special charge (c)	16,215	-
Costs associated with transactions (d)	12,192	1,013
Noncash expenses and income, net (e)	-	19,136
Unrealized loss on financial instruments	-	113
Other, net (f)	3,787	6,739
Income tax effect of reconciling items	(11,983)	(5,795)
Special tax item (g)	-	4,041
Adjusted Net Income	$418,009	$550,993	(24.1)%

Weighted average diluted shares outstanding	34,190	30,543
Less: effect of convertible notes hedges (h)	(4,806)	(782)
Adjusted weighted average diluted shares outstanding	29,384	29,761
Adjusted Diluted EPS	$14.23	$18.51	(23.1)%

	For the Years Ended December 31,
	2021	2020	Percent Change

Net Income	$493,317	$360,286	(36.9)%
Impact from:
CARES Act grant income (a)	(40,944)	(151,590)
Customer incentive asset amortization	44,162	39,090
Adjustments to CBA paid time-off benefits (b)	29,211	-
Special charge (c)	-	16,265
Costs associated with transactions (d)	1,013	-
Noncash expenses and income, net (e)	19,136	17,971
Unrealized loss on financial instruments	113	71,053
Other, net (f)	6,739	2,382
Income tax effect of reconciling items	(5,795)	23,580
Special tax item (g)	4,041	-
Adjusted Net Income	$550,993	$379,037	45.4%

Weighted average diluted shares outstanding	30,543	26,690
Add: dilutive warrant (i)	-	1,040
Less: effect of convertible notes hedges (h)	(782)	-
Adjusted weighted average diluted shares outstanding	29,761	27,730
Adjusted Diluted EPS	$18.51	$13.67	35.4%

The following is a reconciliation of Income (loss) from continuing operations, net of taxes to Adjusted EBITDA (in thousands):

	For the Years Ended December 31,
	2022	2021	Percent Change

Net Income	$355,880	$493,317	(27.9)%
Interest expense, net	60,254	98,453
Depreciation and amortization	303,220	281,209
Income tax expense	105,756	154,074
EBITDA	825,110	1,027,053
CARES Act grant income (a)	-	(40,944)
Customer incentive asset amortization	39,764	44,162
Adjustments to CBA paid time-off benefits (b)	2,154	29,211
Special charge (c)	16,215	-
Costs associated with transactions (d)	12,192	1,013
Unrealized loss on financial instruments	-	113
Other, net (f)	3,787	6,739
Adjusted EBITDA	$899,222	$1,067,347	(15.8)%

	For the Years Ended December 31,
	2021	2020	Percent Change

Net Income	$493,317	$360,286	36.9%
Interest expense, net	98,453	112,634
Depreciation and amortization	281,209	257,672
Income tax (benefit) expense	154,074	136,456
EBITDA	1,027,053	867,048
CARES Act grant income (a)	(40,944)	(151,590)
Customer incentive asset amortization	44,162	39,090
Special charge (c)	-	16,265
Adjustments to CBA paid time-off benefits (b)	29,211	-
Costs associated with transactions (d)	1,013	-
Unrealized loss on financial instruments	113	71,053
Other, net (f)	6,739	2,382
Adjusted EBITDA	$1,067,347	$844,248	26.4%

(a)
CARES Act grant income in 2021 and 2020 related to income associated with the Payroll Support Program (see Note 4 to our Financial Statements).
(b)
Adjustments to CBA paid time-off benefits in 2022 and 2021 are related to our new CBA (see Note 15 to our Financial Statements).

(c)
Special charge in 2022 represented a charge related to six nonoperational spare CF6-80 engines held for sale and two CF6-80 engines Dry Leased to a customer. Special charge in 2020 represented a charge related to fair value adjustments for assets held for sale.
(d)
Costs associated with transactions in 2022 are related to our proposed Merger (see Note 2 to our Financial Statements). Costs associated with transactions in 2021 and 2020 are related to our previous acquisition of an airline.
(e)
Noncash expenses and income, net in 2021 and 2020 primarily related to amortization of debt discount on the convertible notes (see Note 10 to our Financial Statements).
(f)
Other, net in 2022 primarily related to a loss on the sale of four nonoperational spare CF6-80 engines, partially offset by a gain from the sale of six nonoperational spare CF6-80 engines, which were previously classified as assets held for sale (see Note 7 to our Financial Statements) and a loss on early extinguishment of debt. Other, net in 2021 primarily related to leadership transaction costs. Other, net in 2020 primarily related to a $7.2 million net gain on the sale of aircraft, as well as costs associated with the Payroll Support Program (see Note 4 to our Financial Statements), costs associated with the refinancing of debt and accrual for legal matters and professional fees.
(g)
Special tax item in 2021 represented the income tax expense from the integration of a previously-acquired airline (see Note 15 to our Financial Statements). Special tax items are not related to ongoing operations.
(h)
Represents the economic benefit from our convertible notes hedges in offsetting dilution from our convertible notes as we concluded that generally there would be no economic dilution result from conversion of each of the convertible notes when our stock price is below the exercise price of the respective convertible note warrants (see Note 10 to our Financial Statements).
(i)
Dilutive warrants represent potentially dilutive common shares related to warrants issued to a customer (see Note 9 to our Financial Statements). These warrants are excluded from Diluted EPS prepared in accordance with GAAP when they would have been antidilutive.

Liquidity and Capital Resources

In February 2022, we paid $100.0 million and received an initial delivery of 1,061,257 shares pursuant to an accelerated share repurchase program ("ASR") under a stock repurchase program approved by our board of directors, which authorized the repurchase of up to $200.0 million of our common stock. We subsequently settled the ASR in April 2022 and received an additional 172,887 shares of common stock. In the aggregate, we repurchased 1,234,144 shares (see Note 18 to our Financial Statements for a discussion of our ASR). In connection with the proposed Merger (see Note 2 to our Financial Statements), we have suspended the stock repurchase program.

In April 2022, we refinanced a term loan secured by a 747-8F aircraft and received proceeds of $90.0 million from a financing with an 84-month term for this aircraft at a blended fixed rate of 3.86%.

In May 2022, we borrowed $140.0 million related to the purchase of a 747-8F aircraft under a secured twelve-year term loan at a fixed interest rate of 4.17%.

In October 2022, we borrowed $140.0 million related to the purchase of a 747-8F aircraft under a secured twelve-year term loan at a fixed interest rate of 5.73%.

In November 2022, we borrowed $135.0 million related to the purchase of a 777-200LRF aircraft under a secured twelve-year term loan at a fixed interest rate of 5.21%.

In November 2022, we borrowed $147.9 million related to the purchase of a 747-8F aircraft under a secured twelve-year term loan at a fixed interest rate of 4.28%.

Operating Activities. For 2022, Net cash provided by operating activities was $837.7 million, which primarily reflected Net income of $355.9 million, noncash adjustments of $354.1 million for Depreciation and amortization and $104.7 million for deferred taxes, and a $49.9 million decrease in Accounts receivable. Partially offsetting these items was an $18.2 million increase in Prepaid expenses, current assets, and other assets, and a $42.0 million decrease in Accounts payable and accrued liabilities. For 2021, Net cash provided by operating activities was $923.0 million, which primarily reflected Net income of $493.3 million, noncash adjustments of $357.3 million for Depreciation and amortization and $152.4 million for deferred taxes. Partially offsetting these items was a $49.8 million increase in Prepaid expenses, current assets, and other assets, a $37.8 million increase in Accounts receivable and a $11.5 million decrease in Accounts payable and accrued liabilities.

Investing Activities. For 2022, Net cash used for investing activities was $820.3 million, consisting primarily of $743.1 million of payments for flight equipment and modifications, and $103.2 million of core capital expenditures, excluding flight equipment, partially offset by $36.6 million of proceeds from the disposal of aircraft. Payments for flight equipment and modifications during 2022 were primarily related to the delivery of three 747-8F aircraft and one 777-200LRF aircraft, pre-delivery payments for 777-200LRF aircraft and spare engines. All capital expenditures for 2022 were funded through working capital and the financings discussed above. For 2021, Net cash used for investing activities was $493.4 million, consisting primarily of $407.7 million of payments for flight equipment and modifications, and $90.3 million of core capital expenditures, excluding flight equipment, partially offset by $9.5 million of proceeds from the disposal of aircraft. Payments for flight equipment and modifications during 2021 were primarily related to pre-delivery payments, spare engines and GEnx engine performance upgrade kits.

Financing Activities. For 2022, Net cash used for financing activities was $164.6 million, which primarily reflected $693.7 million of payments on debt and finance lease obligations and $100.0 million related to the purchase of treasury stock and $14.7 million in payments of debt issuance costs. Partially offsetting these items were proceeds from debt issuance of $652.9 million, and $16.7 million of customer maintenance reserves and deposits received. For 2021, Net cash used for financing activities was $364.9 million, which primarily reflected $542.6 million of payments on debt and finance lease obligations and $35.6 million in payments of maintenance reserves, partially offset by proceeds from debt issuance of $212.7 million, and $17.7 million of customer maintenance reserves and deposits received.

We consider Cash and cash equivalents, Net cash provided by operating activities and availability under our revolving credit facility to be sufficient to meet our debt and lease obligations, to fund capital expenditures for 2023, as follows:

•
Principal payments related to our debt and finance lease obligations are expected to be approximately $452.0 million.
•
Payments related to our operating leases are expected to be approximately $59.1 million.
•
Core capital expenditures are expected to range from $120.0 to $130.0 million, which excludes flight equipment and capitalized interest.
•
Committed capital expenditures for flight equipment are expected to be approximately $486.2 million.

Committed capital expenditures include the remaining delivery payments for the purchase of one new 747-8F and three new 777-200LRF aircraft from Boeing, and other agreements to acquire spare engines. We expect to finance the aircraft delivery payments for the remaining three 777-200LRF aircraft through secured debt financing, which are expected to be delivered throughout 2023. The last 747-8F aircraft was delivered in January of 2023 and we borrowed $156.5 million under a secured twelve-year term loan at a fixed interest rate of 3.89%.

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

Off-Balance Sheet Arrangements

See Note 11 to our Financial Statements for a discussion of aircraft-leasing trusts that meet the criteria for variable interest entities. We have not consolidated any of the aircraft-leasing trusts in which we are not the primary beneficiary.

We hold equity interests in two joint venture arrangements to help develop a diversified freighter aircraft Dry Leasing portfolio and to purchase rotable parts and repair services for those parts, primarily for our 747-8F aircraft. Neither of these joint ventures qualifies for consolidated accounting treatment. The assets and liabilities of these entities are not included in our Consolidated Balance Sheets and we record our net investment under the equity method of accounting. See Note 3 to our Financial Statements for further discussion.

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

Heavy Maintenance

Except as described in the paragraph below, we account for heavy maintenance costs for airframes and engines using the direct expense method. Under this method, heavy maintenance costs are charged to expense upon induction, based on our best estimate of the costs. When estimating the expected cost for each Heavy Maintenance event, management considers multiple factors, including historical costs and experience, and information provided by third-party maintenance providers. These estimates may be subsequently adjusted for changes and the final determination of actual costs incurred. This method can result in expense volatility between quarterly and annual periods, depending on the number and type of Heavy Maintenance events performed. As of December 31, 2022 and 2021, Accrued heavy maintenance was $31.6 million and $79.6 million, respectively. If our estimates of Accrued heavy maintenance as of December 31, 2022 would have changed by a hypothetical 10%, we would have recognized a change in Maintenance, materials and repairs expense of $3.2 million in 2022.

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

During the fourth quarter of 2022, we performed a qualitative assessment and determined that it was not necessary to perform a quantitative analysis. If actual results differ from the assumptions used in our qualitative analysis or there are changes in these qualitative factors, such as downturns in economic or business conditions, it could have a material adverse impact on the fair value of the reporting unit in relation to the carrying value of goodwill and could result in an impairment loss.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Atlas Air Worldwide Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Atlas Air Worldwide Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Heavy Maintenance Costs

As described in Note 3 to the consolidated financial statements, the Company accounts for heavy maintenance costs for airframes and engines using the direct expense method, except for airframes and engines used in the Dry Leasing segment and engines used on 747-8F and 777-200 aircraft, which are accounted for using the deferral method. Under the direct expense method, heavy maintenance costs are charged to expense upon induction, based on management’s best estimate of the costs. Under the deferral method, the Company defers the expense recognition of scheduled heavy maintenance events, which are amortized over the shorter of the estimated period until the next scheduled heavy maintenance event is required or remaining lease term. Heavy maintenance costs are included in operating expenses and are presented as a component of the maintenance, materials and repairs expense of $426.0 million or as a component of Depreciation and amortization expense of $303.2 million for the year ended December 31, 2022. Accrued heavy maintenance is $31.6 million as of December 31, 2022. When estimating the expected cost for each heavy maintenance event, management considers multiple factors, including historical costs and experience and information provided by third-party maintenance providers. These estimates may be subsequently adjusted for changes and the final determination of actual costs incurred.

The principal considerations for our determination that performing procedures relating to heavy maintenance costs is a critical audit matter are (i) the significant judgment by management when developing the estimated costs for heavy maintenance events; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the estimated costs for uncompleted heavy maintenance events and management’s significant assumptions related to historical costs and experience and information provided by third-party maintenance providers.

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

February 23, 2023

We have served as the Company’s auditor since 2007.

Atlas Air Worldwide Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$763,314	$910,965
Restricted cash	10,597	10,052
Accounts receivable, net of allowance of $2,661 and $4,003, respectively	253,738	305,905
Prepaid expenses, assets held for sale and other current assets	97,269	99,100
Total current assets	1,124,918	1,326,022
Property and Equipment
Flight equipment	6,286,103	5,449,100
Ground equipment	106,246	101,824
Less: accumulated depreciation	(1,510,402)	(1,319,636)
Flight equipment purchase deposits and modifications in progress	235,586	352,422
Property and equipment, net	5,117,533	4,583,710
Other Assets
Operating lease right-of-use assets	107,707	138,744
Deferred costs and other assets	287,392	329,971
Intangible assets, net and goodwill	58,766	64,796
Total Assets	$6,696,316	$6,443,243

Liabilities and Equity
Current Liabilities
Accounts payable	$115,304	$82,885
Accrued liabilities	565,108	641,978
Current portion of long-term debt and finance leases	437,046	639,811
Current portion of long-term operating leases	53,825	55,383
Total current liabilities	1,171,283	1,420,057
Other Liabilities
Long-term debt and finance leases	1,861,122	1,655,075
Long-term operating leases	111,591	166,022
Deferred taxes	452,495	354,798
Financial instruments and other liabilities	35,049	37,954
Total other liabilities	2,460,257	2,213,849
Commitments and contingencies
Equity
Stockholders’ Equity
Preferred stock, $1 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 35,465,249 and 34,707,860 shares issued, 28,542,203 and 29,215,702 shares outstanding (net of treasury stock), as of December 31, 2022 and December 31, 2021, respectively	353	347
Additional paid-in capital	878,727	934,516
Treasury stock, at cost; 6,923,046 and 5,492,158 shares, respectively	(339,219)	(225,461)
Accumulated other comprehensive income (loss)	44	(511)
Retained earnings	2,524,871	2,100,446
Total stockholders’ equity	3,064,776	2,809,337
Total Liabilities and Equity	$6,696,316	$6,443,243

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	For the Years Ended December 31,
	2022	2021	2020

Operating Revenue	$4,549,104	$4,030,829	$3,211,116

Operating Expenses
Aircraft fuel	1,335,622	824,928	440,649
Salaries, wages and benefits	1,135,153	924,440	737,963
Maintenance, materials and repairs	425,959	472,537	506,297
Depreciation and amortization	303,220	281,209	257,672
Travel	211,902	162,986	154,792
Navigation fees, landing fees and other rent	159,212	184,060	155,107
Passenger and ground handling services	140,381	156,962	138,822
Aircraft rent	52,268	67,745	96,865
Loss (gain) on disposal of flight equipment	3,098	(794)	(7,248)
Special charge	16,215	-	16,265
Transaction-related expenses	9,746	1,001	2,780
Other	233,934	244,461	216,384
Total Operating Expenses	4,026,710	3,319,535	2,716,348

Operating Income	522,394	711,294	494,768

Non-operating Expenses (Income)
Interest income	(8,755)	(723)	(1,076)
Interest expense	81,692	107,492	114,635
Capitalized interest	(12,683)	(8,316)	(925)
Loss on early extinguishment of debt	689	6,042	81
Unrealized loss on financial instruments	-	113	71,053
Other (income) expense, net	(185)	(40,705)	(185,742)
Total Non-operating Expenses (Income)	60,758	63,903	(1,974)

Income before income taxes	461,636	647,391	496,742
Income tax expense	105,756	154,074	136,456
Net Income	$355,880	$493,317	$360,286
Earnings per share:
Basic	$12.50	$17.06	$13.64
Diluted	$10.53	$16.16	$13.50
Weighted average shares:
Basic	28,463	28,910	26,408
Diluted	34,190	30,543	26,690

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	For the Years Ended
	2022	2021	2020

Net Income	$355,880	$493,317	$360,286
Other comprehensive income:
Interest rate derivatives:
Reclassification to loss on early extinguishment of debt	639	890	-
Reclassification to interest expense	91	920	1,178
Income tax benefit	(175)	(417)	(264)
Other comprehensive income	555	1,393	914
Comprehensive Income	$356,435	$494,710	$361,200

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Operating Activities:
Net Income	$355,880	$493,317	$360,286

Adjustments to reconcile Net Income to net cash provided by operating activities:
Depreciation and amortization	354,139	357,330	328,101
Accretion of debt securities discount	-	-	(2)
Provision for (reversal of) expected credit losses	(595)	(378)	463
Loss on early extinguishment of debt	689	6,042	81
Special charge	16,215	-	16,265
Unrealized loss on financial instruments	-	113	71,053
Loss (gain) on disposal of flight equipment	3,098	(794)	(7,248)
Deferred taxes	104,747	152,399	133,598
Stock-based compensation	13,838	14,014	21,997
Changes in:
Accounts receivable	49,885	(37,800)	26,132
Prepaid expenses, current assets and other assets	(18,200)	(49,763)	(56,716)
Accounts payable, accrued liabilities and other liabilities	(41,957)	(11,496)	115,532
Net cash provided by operating activities	837,739	922,984	1,009,542
Investing Activities:
Capital expenditures	(103,198)	(90,288)	(78,933)
Purchase deposits and payments for flight equipment and modifications	(743,079)	(407,684)	(184,273)
Investment in joint ventures	(10,614)	(4,893)	(9,298)
Proceeds from investments	-	-	881
Proceeds from disposal of flight equipment	36,626	9,470	126,335
Net cash used for investing activities	(820,265)	(493,395)	(145,288)
Financing Activities:
Proceeds from debt issuance	652,929	212,717	417,733
Payment of debt issuance costs	(14,701)	(9,541)	(6,100)
Payments of debt and finance lease obligations	(693,723)	(542,594)	(429,749)
Proceeds from revolving credit facility	-	-	75,000
Payment of revolving credit facility	-	-	(175,000)
Purchase of treasury stock	(100,000)	-	-
Customer maintenance reserves and deposits received	16,742	17,745	15,168
Customer maintenance reserves paid	(12,178)	(35,608)	(14,437)
Treasury shares withheld for payment of taxes	(13,649)	(7,572)	(4,018)
Net cash used for financing activities	(164,580)	(364,853)	(121,403)
Net increase (decrease) in cash, cash equivalents and restricted cash	(147,106)	64,736	742,851
Cash, cash equivalents and restricted cash at the beginning of period	921,017	856,281	113,430
Cash, cash equivalents and restricted cash at the end of period	$773,911	$921,017	$856,281

Noncash Investing and Financing Activities:

Acquisition of property and equipment included in Accounts payable and accrued liabilities	$6,515	$38,985	$36,619
Acquisition of property and equipment acquired under operating leases	$5,343	$16,117	$91,538
Acquisition of flight equipment under finance leases	$24,808	$191,994	$18,476
Issuance of shares related to settlement of warrant liability	$-	$31,583	$49,545
Issuance of shares related to settlement of convertible notes	$7,902	$-	$-
Customer maintenance reserves settled with sale of aircraft	$-	$-	$6,497

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other
	Common	Treasury	Paid-In	Comprehensive	Retained	Total
	Stock	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2019	$310	$(213,871)	$761,715	$(2,818)	$1,246,843	$1,792,179
Net Income	-	-	-	-	360,286	360,286
Other comprehensive income	-	-	-	914	-	914
Stock-based compensation	-	-	21,997	-	-	21,997
Issuance of warrants	-	-	40,636	-	-	40,636
Treasury shares of 182,270 withheld for payment of taxes	-	(4,018)	-	-	-	(4,018)
Issuance of 1,375,421 shares related to settlement of warrant	14	-	49,531	-	-	49,545
Issuance of 453,270 shares of restricted stock	5	-	(5)	-	-	-
Balance at December 31, 2020	$329	$(217,889)	$873,874	$(1,904)	$1,607,129	$2,261,539
Net Income	-	-	-	-	493,317	493,317
Other comprehensive income	-	-	-	1,393	-	1,393
Stock-based compensation	-	-	14,014	-	-	14,014
Issuance of warrants	-	-	15,063	-	-	15,063
Treasury shares of 131,922 withheld for payment of taxes	-	(7,572)	-	-	-	(7,572)
Issuance of 1,467,861 shares related to settlement of warrant	15	-	31,568	-	-	31,583
Issuance of 342,466 shares of restricted stock	3	-	(3)	-	-	-
Balance at December 31, 2021	$347	$(225,461)	$934,516	$(511)	$2,100,446	$2,809,337
Net Income	-	-	-	-	355,880	355,880
Other comprehensive income	-	-	-	555	-	555
Cumulative effect of change in accounting principle (see Note 3)	-	-	(92,586)	-	68,545	(24,041)
Stock-based compensation	-	-	13,838	-	-	13,838
Issuance of 333,716 shares related to settlement of convertible notes and warrants	2	-	7,900	-	-	7,902
Receipt of 26,162 shares related to settlement of convertible note hedge transaction	-	-	-	-	-	-
Issuance of warrants	-	-	15,063	-	-	15,063
Purchase of 1,234,144 shares of treasury stock	-	(100,109)	-			(100,109)
Treasury shares of 170,582 withheld for payment of taxes	-	(13,649)	-	-	-	(13,649)
Issuance of 423,673 shares of restricted stock	4	-	(4)	-	-	-
Balance at December 31, 2022	$353	$(339,219)	$878,727	$44	$2,524,871	$3,064,776

See accompanying Notes to Consolidated Financial Statements

Atlas Air Worldwide Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2022

1. Basis of Presentation

Our consolidated financial statements include the accounts of the holding company, Atlas Air Worldwide Holdings, Inc. (“AAWW”), and its consolidated subsidiaries. AAWW is the parent company of our principal operating subsidiary, Atlas Air, Inc. (“Atlas”), and several subsidiaries related to our dry leasing services (collectively referred to as “Titan”). AAWW also has a 51% equity interest and 75% voting interest in Polar Air Cargo Worldwide, Inc. (“Polar”). We record our share of Polar’s results under the equity method of accounting. Polar is a variable interest entity that we do not consolidate because we are not the primary beneficiary and we generally do not have any financial exposure to fund debt obligations or operating losses of Polar (see Note 5 for further discussion).

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

Certain reclassifications have been made to prior periods in the notes to the consolidated financial statements to conform to the current year’s presentation of segments (see Note 14 for further discussion). Except for per share data, all dollar amounts are in thousands unless otherwise noted.

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

At the Effective Time, each outstanding warrant with an exercise price of $37.34 per share, as adjusted, issued to Amazon.com, Inc. and its subsidiary, Amazon Fulfillment Services, Inc., (collectively “Amazon”) (see Note 9 for further discussion), shall automatically vest and be exercised in accordance with its terms for the Merger Consideration and each outstanding warrant issued to the U.S. Treasury shall become exercisable for the Merger Consideration. No other warrants issued to Amazon will vest or become exercisable in connection with the Merger. In addition, at the Effective Time, each restricted share unit (including those subject to performance-based vesting conditions) will vest and be canceled and the holder will be entitled to receive an amount in cash equal to the number of shares of common stock underlying such award (assuming all performance goals are achieved at the maximum level of performance) multiplied by the Merger Consideration.

On November 29, 2022, the shareholders of AAWW common stock adopted the Merger Agreement. We working to complete the transaction in the first quarter of 2023, and continue to make progress toward obtaining necessary approvals. At this time, we are awaiting final approval from the U.S. Department of Transportation and have received all other required shareholder approvals and regulatory approvals. The consummation of the Merger is subject to certain closing conditions, including, among other things: the absence of legal restraints prohibiting the Merger and other customary conditions specified in the Merger Agreement.

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

On February 17, 2023, Parent closed its private offering of $850.0 million of senior secured notes for a term of seven years due in February 2030 at a fixed interest rate of 8.5%. The proceeds are currently held in escrow and will be used to partially finance the Merger Consideration, repay certain existing Company debt, settle existing Company warrants and convertible notes and pay related transaction fees and expenses.

The Company has incurred and will incur certain costs relating to the proposed Merger, such as financial advisory, legal, accounting and other professional services fees. During the year ended December 31, 2022, we recognized $9.7 million in Transaction-related expenses.

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

Accounts Receivable

We perform a monthly evaluation of our accounts receivable and establish an allowance for expected credit losses based on our best estimate, using a broad range of information including historical information, current conditions and forecasts. Account balances are written off against the allowance when we determine that the receivable will not be recovered (see Note 6).

Expendable Parts

Expendable parts, materials and supplies for flight equipment are carried at average acquisition costs and are included in Prepaid expenses, held for sale and other current assets. When used in operations, they are charged to maintenance expense. Allowances for excess and obsolescence for expendable parts expected to be on hand at the date aircraft are retired from service are provided over the estimated useful lives of the related airframes and engines. These allowances are based on management estimates, which are subject to change as conditions in the business evolve. The net book value of expendable parts inventory was $65.9 million as of December 31, 2022 and $57.0 million at December 31, 2021, net of allowances for obsolescence of $47.6 million at December 31, 2022 and $42.4 million at December 31, 2021.

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

Depreciation expense related to property and equipment was $241.8 million in 2022, $216.8 million in 2021 and $205.1 million in 2020.

The net book value of flight equipment used in Airline Operations was $2,808.3 million and $2,812.0 million as of December 31, 2022 and December 31, 2021, respectively. The accumulated depreciation for flight equipment used in Airline Operations was $943.3 million and $836.1 million as of December 31, 2022 and December 31, 2021, respectively. The net book value of flight equipment used in Dry Leasing was $2,045.0 million and $1,388.6 million as of December 31, 2022 and December 31, 2021, respectively. The accumulated depreciation for flight equipment used in Dry Leasing was $489.6 million and $412.4 million as of December 31, 2022 and December 31, 2021, respectively.

Rotable parts are recorded in Property and equipment, net, and are depreciated over their average remaining fleet lives and written off when they are determined to be beyond economic repair. The net book value of rotable parts inventory was $351.9 million as of December 31, 2022 and $314.8 million as of December 31, 2021.

Committed capital expenditures are expected to be $486.2 million in 2023. These expenditures include delivery payments for our December 2021 agreement to purchase four new 777-200LRF aircraft from The Boeing Company (“Boeing”) the first of which was delivered in November of 2022 and the remaining three are expected to be delivered throughout 2023. In addition, these amounts include our January 2021 agreement to purchase four 747-8F aircraft from Boeing. The first three of these aircraft were delivered in May, October and November of 2022 and the last aircraft was delivered in January of 2023.

Capitalized Interest

Any interest on funds used to finance the acquisition of flight equipment up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset. Included in capitalized interest is any interest paid on the purchase deposit borrowings directly associated with the acquisition of flight equipment. The remainder of any capitalized interest recorded on the acquisition of flight equipment is determined by taking the weighted average cost of funds associated with our other debt and applying it against the amounts paid for flight equipment modifications and purchase deposits.

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

The total amount of goodwill was $40.4 million, which is included in Intangible assets, net and goodwill in the consolidated balance sheets as of December 31, 2022 and 2021 (see Note 8). During the fourth quarter of 2022, we performed a qualitative analysis and determined that goodwill was not impaired.

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

In developing estimates for flight equipment, operating lease right-of-use assets, cash flows and our incremental borrowing rate, we use external appraisals, adjusted for maintenance condition, as necessary; bids received from independent third parties; industry data; anticipated utilization of the assets; revenue generated; associated costs; length of service and estimated residual values. See Note 7 for a discussion of impairment charges.

Variable Interest Entities and Off-Balance Sheet Arrangements

Dry Leasing Joint Venture

We hold a 10% interest in a joint venture with an unrelated third party, which we entered into in December 2019, to develop a diversified freighter aircraft dry leasing portfolio. Through Titan, we provide aircraft- and lease-management services to the joint venture for fees based upon aircraft assets under management, among other things. Our investment in the joint venture is accounted for under the equity method of accounting. Under the joint venture agreement, we have a commitment to provide up to $40.0 million of capital contributions before December 2023, as amended, of which $16.8 million has been contributed as of December 31, 2022. Our maximum exposure to losses from the entity is limited to our investment.

The following table summarizes our transactions and balances with our dry leasing joint venture:

	For the Years Ended December 31,
Revenue and Expenses:	2022	2021
Revenue from dry leasing joint venture	$854	$1,210
Aircraft rent to dry leasing joint venture	9,000	9,000

Aggregate Carrying Value of Joint Venture as of:	December 31, 2022	December 31, 2021
Aggregate Carrying Value of Dry Leasing Joint Venture	$15,255	$8,448

Parts Joint Venture

We hold a 50% interest in a joint venture with an unrelated third party to purchase rotable parts and provide repair services for those parts, primarily for 747-8F aircraft. The joint venture is a variable interest entity and we have not consolidated the joint venture because we are not the primary beneficiary as we do not exercise financial control. Our investment in the joint venture is accounted for under the equity method of accounting and was $20.3 million as of December 31, 2022 and $19.2 million as of December 31, 2021. Our maximum exposure to losses from the entity is limited to our investment, which is composed primarily of rotable inventory parts. The joint venture does not have any third-party debt obligations. We had Accounts receivable from the joint venture of zero as of December 31, 2022 and $0.3 million as of December 31, 2021. We had Accounts payable to the joint venture of $0.7 million as of December 31, 2022 and $1.2 million as of December 31, 2021.

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

Heavy Maintenance

Except as described in the paragraph below, we account for heavy maintenance costs for airframes and engines using the direct expense method. Under this method, heavy maintenance costs are charged to Maintenance, materials and repairs expense upon induction, based on our best estimate of the costs after considering multiple factors, including historical costs, experience and information provided by third-party maintenance providers. These estimates may be subsequently adjusted for changes and the final determination of actual costs incurred. As of December 31, 2022 and 2021, Accrued heavy maintenance was $31.6 million and $79.6 million, respectively.

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

	2022	2021
Beginning balance, net	$180,675	$191,303
Deferred maintenance costs	27,609	38,438
Disposals	(7,136)	-
Special charge	(1,628)	-
Amortization of deferred maintenance	(46,886)	(49,066)
Ending balance, net	$152,634	$180,675

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

Recent Accounting Pronouncements Adopted in 2022

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

4. Payroll Support Program under the CARES Act

In May 2020, we entered into a Payroll Support Program Agreement with the U.S. Treasury (the "PSP Agreement") with respect to payroll support funding available to cargo carriers under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). AAWW also entered into a Warrant Agreement (the “Warrant Agreement”) with the U.S. Treasury, and AAWW issued a senior unsecured promissory note to the U.S. Treasury (the “Promissory Note”), with us as guarantor.

In connection with the Payroll Support Program, we are required to comply with the relevant provisions of the CARES Act, including the requirement that funds provided pursuant to the PSP Agreement be used exclusively for the payment of certain employee wages, salaries and benefits. Under the PSP Agreement, we must also maintain certain internal controls and records relating to the payroll support funding and we are subject to additional reporting obligations.

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

The Warrant Agreement provides the U.S. Treasury certain registration rights with respect to each warrant and the underlying common stock. Each warrant is exercisable at an exercise price of $31.95 per share of common stock (which was the closing price of our common stock on the Nasdaq Global Select Market on May 1, 2020) and will expire on the fifth anniversary of the issue date of such warrant. Each warrant may be settled through net share settlement or net cash settlement, at our option. Each warrant includes customary antidilution provisions and is freely transferable with registration rights. The U.S. Treasury is not permitted to vote any shares it acquires upon exercise of each warrant. The grant date fair value, as determined using the Black-Scholes model, of each warrant was recognized as Additional paid-in capital and totaled $14.4 million. Each warrant will not be remeasured as long as it continues to meet the conditions for equity classification. As of December 31, 2022, no portion of the warrants have been exercised.

We initially recognized deferred grant income within Accrued liabilities for the difference between the payroll support funding received in 2020 under the PSP Agreement and the amounts recorded for the Promissory Note and the Warrant Agreement. Grant income of $40.9 million in 2021 and $151.6 million in 2020 was recognized within Other (income) expense, net in the consolidated statement of operations on a pro-rata basis over the periods that the qualifying employee wages, salaries and benefits were paid.

5. DHL Investment and Polar

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

The following table summarizes the aircraft types, services and number of aircraft provided to Polar and DHL as of December 31, 2022:

Aircraft	Service	Total
747-8F	ACMI	6
777-200LRF	CMI	6
777-200LRF	CMI and Dry Leasing	2
777-200LRF	Dry Leasing	2
767-300	CMI and Dry Leasing	2
767-300	CMI	2
Total		20

The following table summarizes our transactions and balances with Polar:

	For the Years Ended December 31,
Revenue and Expenses:	2022	2021	2020
Revenue from Polar	$296,139	$320,901	$323,907
Ground handling and airport fees to Polar	3,816	4,119	3,302

Accounts receivable/payable as of:	December 31, 2022	December 31, 2021
Receivables from Polar	$10,114	$22,311
Payables to Polar	2,101	3,082

Aggregate Carrying Value of Polar Investment as of:	December 31, 2022	December 31, 2021
Aggregate Carrying Value of Polar Investment	$4,870	$4,870

In addition to the amounts in the table above, Atlas recognized revenue of $105.6 million in 2022, $194.9 million in 2021, and $226.8 million in 2020 from flying on behalf of Polar.

6. Supplemental Balance Sheet and Cash Flow Information

Accounts Receivable

Accounts receivable, net of allowances related to customer contracts, excluding Dry Leasing contracts, was $198.6 million as of December 31, 2022 and $248.4 million as of December 31, 2021.

Allowance for expected credit losses, included within Accounts receivable, is as follows:

	2022	2021	2020
Beginning balance	$4,003	$1,233	$1,822
Provision for (reversal of) expected credit losses	(595)	(378)	463
Amounts written off and other items	(747)	3,148	(1,052)
Ending balance	$2,661	$4,003	$1,233

Accrued Liabilities

Accrued liabilities consisted of the following as of December 31:

	2022	2021
Salaries, wages and benefits	$195,121	$211,801
Customer maintenance reserves	92,132	87,565
Maintenance	79,668	135,133
Deferred revenue	52,735	58,616
Aircraft fuel	34,681	40,855
Other	110,771	108,008
Accrued liabilities	$565,108	$641,978

Revenue Contract Liability

Deferred revenue for customer contracts, excluding Dry Leasing contracts, represents amounts collected from, or invoiced to, customers in advance of revenue recognition. The balance of Deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.

Significant changes in our Deferred Revenue liability balances during the year ended December 31, 2022 were as follows:

Balance as of December 31, 2021	$52,647
Revenue recognized	(489,489)
Amounts collected or invoiced	480,081
Balance as of December 31, 2022	$43,239

Supplemental Cash Flow Information

Cash interest paid to lenders is calculated on the face amount of our various debt instruments based on the contractual interest rates in effect during each payment period.

The following table summarizes interest and income taxes paid:

	2022	2021	2020
Interest paid	$60,206	$66,623	$76,310
Income taxes paid, net of refunds	$1,928	$2,230	$1,170

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total shown in the consolidated statements of cash flows:

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$763,314	$910,965
Restricted cash	10,597	10,052
Total Cash, cash equivalents and restricted cash shown in Consolidated Statements of Cash Flows	$773,911	$921,017

7. Special Charge, Assets Held for Sale and Other Income

Special Charge

During 2022, we recognized a Special Charge of $13.5 million related to six nonoperational spare CF6-80 engines held for sale to be traded in for newly overhauled engines and $2.7 million related to two other CF6-80 engines Dry Leased to a customer, within Special charge in the consolidated statements of operations. During 2020, we recognized a Special Charge of

$16.3 million related to fair value adjustments for assets held for sale, within Special charge in the consolidated statements of operations.

Assets Held for Sale

The carrying value of the remaining assets held for sale was $4.4 million and $5.5 million as of December 31, 2022 and 2021, respectively, which was included within Prepaid expense, held for sale and other current assets in the consolidated balance sheets. We estimated the fair value of these assets, less costs to sell, based on bids received from independent third parties or recently completed sales. These assets are classified as Level 3 under the fair value hierarchy (see Note 13). During 2022, 2021 and 2020, we received net proceeds of $36.6 million, $9.5 million and $126.3 million, and recognized a net loss of $3.1 million, a net gain of $0.8 million and a net gain of $7.2 million, respectively. The sales are for nonoperational spare CF6-80 engines, certain aircraft in our Dry Leasing Portfolio and 737-400 passenger aircraft previously used for training purposes. Sales of the remaining assets as of December 31, 2022 are expected to be completed by the end of the first quarter of 2023.

Other Income

During 2021 and 2020, we recognized refunds of $4.6 million and $39.5 million, respectively, related to aircraft rent paid in previous years within Other (income) expense, net in the consolidated statements of operations.

8. Intangible Assets, Net and Goodwill

The following table presents our Intangible assets, net and goodwill as of December 31:

	2022	2021
Lease intangible	$54,891	$54,891
Goodwill	40,361	40,361
Customer relationship	26,280	26,280
Less: accumulated amortization	(62,766)	(56,736)
	$58,766	$64,796

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

Amortization expense related to intangible assets was $6.0 million in 2022, $6.0 million in 2021 and $6.0 million in 2020.

The estimated future amortization expense of intangible assets as of December 31, 2022 is as follows:

2023	$4,853
2024	1,643
2025	1,643
2026	1,643
2027	1,643
Thereafter	6,980
Total	$18,405

9. Amazon

In May 2016, we entered into certain agreements with Amazon, which involve, among other things, CMI operation of up to 20 Boeing 767-300 freighter aircraft for Amazon by Atlas, as well as Dry Leasing by Titan. The Dry Leases have a term of ten years from the commencement of each agreement, while the CMI operations are for seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years). As of December 31, 2022, 19 767-300 freighters were in Dry Lease service, of which 17 were operating in CMI service.

In conjunction with the agreements entered into in May 2016, we granted Amazon a warrant providing the right to acquire up to 20% of our outstanding common shares, as of the date of the agreements, after giving effect to the issuance of shares pursuant to the warrants, at an exercise price of $37.34 per share, as adjusted (“Warrant A”). All 7.5 million shares, as adjusted, vested in full and were exercised.

The agreements entered into in May 2016 also provided incentives for future growth of the relationship as Amazon may increase its business with us. In that regard, we granted Amazon a warrant to acquire up to an additional 10% of our outstanding common shares, as of the date of the agreements, after giving effect to the issuance of shares pursuant to the warrants, for an exercise price of $37.34 per share, as adjusted (“Warrant B”). This warrant to purchase 3.77 million shares, as adjusted, will vest in increments of 37,660 shares, as adjusted, each time Amazon has paid $4.2 million of revenue to us, up to a total of $420.0 million, for incremental business beyond the original 20 767-300 freighters. As of December 31, 2022, 1,544,060 shares, as adjusted, of Warrant B have vested, of which 979,160 shares remain unexercised. Warrant B will expire if not exercised in accordance with its terms by May 4, 2023.

In March 2019, we amended the agreements entered into in 2016 with Amazon, pursuant to which we began providing CMI services using Boeing 737-800 freighter aircraft provided by Amazon. The 737-800 CMI operations are for a term of seven years from the commencement of each agreement (with an option for Amazon to extend the term to ten years). As of December 31, 2022, eight 737-800 freighter aircraft were operating in CMI service.

In connection with the amended agreements, we granted Amazon a warrant to acquire up to an additional 9.9% of our outstanding common shares, as of the date of the agreements, after giving effect to the issuance of shares pursuant to the warrant, for an exercise price of $52.67 per share, as adjusted (“Warrant C”). Only if Warrant B vests in full, this warrant to purchase 6.66 million shares, as adjusted, would vest in increments of 45,623 shares, as adjusted, each time Amazon has paid $6.9 million of revenue to us, up to a total of $1.0 billion, for incremental business beyond Warrant A and Warrant B. As of December 31, 2022, no portion of Warrant C has vested. Warrant C will expire if not exercised in accordance with its terms by March 27, 2026. Further, in the event that Warrant B does not vest in full on or prior to its May 4, 2023 expiration, then Warrant C will no longer be exercisable by Amazon as of that date.

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

We amortized $39.8 million, $44.2 million and $39.1 million of the customer incentive asset as a reduction of Operating Revenue for 2022, 2021 and 2020, respectively.

Customer incentive asset included within Deferred costs and other assets is as follows:

	2022	2021
Beginning balance	$96,177	$125,276
Initial value for vested portion of warrant	15,063	15,063
Amortization of customer incentive asset	(39,764)	(44,162)
Ending balance	$71,476	$96,177

10. Debt

Our debt obligations, as of December 31:

		2022		2021
	Range of Maturity Dates	Interest Rates (1)	Balance	Interest Rates (1)	Balance
Ex-Im Guaranteed Notes	2024 to 2025	1.91%	$155,127	1.91%	$231,921
Term loans	2023 to 2034	4.27%	1,303,314	3.80%	967,481
Private Placement Facility	2025 to 2026	3.60%	64,842	3.44%	81,689
Convertible Notes	2024	1.88%	288,906	2.04%	513,500
Promissory Note	2030	1.00%	199,832	1.00%	199,832
Other debt	2028 to 2029	3.26%	247,304	2.94%	177,635
Total principal amount of debt			2,259,325		2,172,058
Less: unamortized debt discount and issuance costs			(28,415)		(54,174)
Total debt			2,230,910		2,117,884
Less current portion of debt			(411,678)		(508,285)
Long-term debt			$1,819,232		$1,609,599
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

The following table summarizes the terms for each term loan entered into during 2022 (in millions):

	Issue	Face	Original	Fixed Interest
	Date	Value	Term	Rate
First 2022 Term Loan	May 2022	$140.0	144 months	4.17%
Second 2022 Term Loan	October 2022	140.0	144 months	5.73%
Third 2022 Term Loan	November 2022	135.0	144 months	5.21%
Fourth 2022 Term Loan	November 2022	147.9	144 months	4.28%
Total		$562.9

In January 2023, we borrowed $156.5 million for the delivery of one 747-8F aircraft under a 144-month term loan due in January 2035. The term loan is secured by a mortgage against one 747-8F aircraft and has a fixed interest rate of 3.89% with principal and interest payable quarterly. The term loan is subject to customary fees, covenants and events of default.

Promissory Note

See Note 4 for a discussion of the Promissory Note we issued to the U.S. Treasury during 2020.

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

In connection with the settlement of the 2015 Convertible Notes warrants, as of December 31, 2022, we have issued 194,996 shares related to the cashless exercise of 1,775,621 warrants, of which 1,255,937 warrants remain unexercised.

In May 2017, we issued $289.0 million aggregate principal amount of convertible senior notes that mature on June 1, 2024 (the “2017 Convertible Notes”) in an underwritten public offering. The 2017 Convertible Notes is a senior unsecured obligation and accrues interest payable semiannually on June 1 and December 1 of each year. The 2017 Convertible Notes are due on its maturity date, unless earlier converted or repurchased pursuant to their respective terms.

The following table lists certain key terms for the 2017 Convertible Notes:

2017 Convertible Notes
Fixed interest rate	1.88%
Earliest conversion date	September 1, 2023
Initial conversion price per share	$61.08
Conversion rate (shares for each $1,000 of principal)	16.3713

During 2017, we used the majority of the net proceeds from the 2017 Convertible Notes to repay $150.0 million then outstanding under our revolving credit facility and to fund the cost of the convertible note hedges described below.

The 2017 Convertible Notes will initially be convertible into shares of our common stock based on the respective conversion rates, which are equal to the respective initial conversion prices per share. The conversion rates will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest, except in certain limited circumstances. Upon the occurrence of a “make-whole fundamental change,” we will, in certain circumstances, increase the conversion rates by a number of additional shares of our common stock for the 2017 Convertible Notes converted in connection with such “make-whole fundamental change”. Additionally, if we undergo a “fundamental change,” holders will have the option to require us to repurchase all or a portion of their 2017 Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes being repurchased plus any accrued and unpaid interest through, but excluding, the fundamental change repurchase date.

In connection with the offerings of the 2017 Convertible Notes, we entered into convertible note hedge transactions whereby we have the right to receive a certain number of shares of our common stock at a fixed price per share. In addition, we sold warrants to the option counterparties whereby the holders of the warrants have the option to purchase a certain number of shares of our common stock at a fixed price per share.

The following table summarizes the convertible note hedges and related warrants as of December 31, 2022:

		2017 Convertible Notes
Convertible Note Hedge:
Number of shares (1)		4,731,306
Initial price per share		$61.08
Cost of hedges		$70,140

	2015 Convertible Notes	2017 Convertible Notes
Convertible Note Warrants:
Remaining number of shares (1)	1,593,740	4,731,306
Price per share (2)	$88.86	$92.20
(1) Subject to adjustment for certain specified events
(2) 2015 Convertible Notes were adjusted for the announcement of the Merger Agreement

Taken together, the purchases of the convertible note hedges and the sales of the warrants are intended to offset any economic dilution from the conversion of each of the 2017 Convertible Notes when the stock price is below the exercise price of the respective warrants and to effectively increase the overall conversion prices from $61.08 to $92.20 per share for the 2017 Convertible Notes. Subsequent to December 31, 2022, the price per share for the warrants related to the 2017 Convertible Notes was adjusted for the announcement of the Merger Agreement from $92.20 to $75.32. However, for purposes of the computation of diluted EPS in accordance with GAAP through December 31, 2022, dilution typically occurs when the average share price of our common stock for a given period exceeds the conversion price. See Note 3 for a discussion of the computation of diluted EPS under amended guidance for convertible notes effective on January 1, 2022. The amended guidance requires the use of the if-converted method when calculating the dilutive impact of convertible debt on earnings per share. The net cost incurred in connection with the convertible note hedges and warrants was recorded as a reduction to additional paid-in capital, net of tax, in the consolidated balance sheets.

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

Generally, holders may only convert their 2017 Convertible Notes at their option at any time prior to the earliest conversion date, under the following circumstances:

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

The price of our common stock was greater than or equal to 130% of the conversion price of the 2017 Convertible Notes for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the quarters ended March 31, 2022, September 30, 2022 and December 31, 2022. Therefore, our 2017 Convertible Notes continue to be convertible at the holders’ option through March 31, 2023. We received conversion notices on our 2017 Convertible Notes for an immaterial amount during 2022.

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

Debt issuance costs for the 2017 Convertible Notes were $7.5 million and debt issuance costs for the 2015 Convertible Notes were $6.8 million. The debt issuance costs are amortized to interest expense using the effective interest method over the term of each of the Convertible Notes.

The 2015 and 2017 Convertible Notes consisted of the following as of December 31:

	2022	2021
	2017 Convertible Notes	2015 Convertible Notes	2017 Convertible Notes
Remaining life in months	17	5	29
Gross proceeds	$288,906	$224,500	$289,000
Less: debt discount, net of amortization	—	(3,861)	(27,605)
Less: debt issuance cost, net of amortization	(1,503)	(352)	(2,109)
Net carrying amount	$287,403	$220,287	$259,286
(1)
Included in Additional paid-in capital on the consolidated balance sheets.

The following table presents the amount of interest expense recognized related to the 2015 and 2017 Convertible Notes:

	2022	2021	2020
Contractual interest coupon	$7,523	$10,470	$10,470
Amortization of debt discount	-	19,132	17,971
Amortization of debt issuance costs	1,467	1,634	1,569
Total interest expense recognized	$8,990	$31,236	$30,010

Revolving Credit Facility

In December 2021, we amended and extended our previous three-year $200.0 million secured revolving credit facility into a new four-year $250.0 million secured revolving credit facility (the “Revolver”). The Revolver is for general corporate purposes and is currently secured by mortgages against several 747-400 and 767-300 aircraft, and related engines. Amounts outstanding under the Revolver are subject to borrowing base calculations, collateral coverage and fixed charge ratios. The Revolver accrues interest monthly at SOFR plus a margin of 1.63% per annum for the first $125.0 million and 1.88% per annum when utilization exceeds $125.0 million. The Revolver includes a facility fee of 0.35% on the undrawn portion. In connection with entry into the Revolver, we paid usual and customary fees. As of December 31, 2022, there were no amounts outstanding and we had $250.0 million of unused availability under the Revolver, based on the collateral borrowing base.

Other Debt

In April 2022, we refinanced a term loan secured by a 747-8F aircraft and received proceeds of $90.0 million from a financing with an 84-month term for this aircraft at a blended fixed rate of 3.86%, with principal and interest payable quarterly. We used $45.7 million of the proceeds to repay a higher-rate term loan in full and recognized a $0.7 million loss on early extinguishment of debt. In connection with entry into this financing, we paid usual and customary commitment and other fees. While the financing involved a sale and leaseback of the aircraft, it did not qualify as a sale for accounting purposes.

In November 2021, we refinanced a term loan secured by a 747-8F aircraft and received proceeds of $90.0 million from a financing with an 84-month term for this aircraft at a blended fixed rate of 2.98%,with principal and interest payable quarterly. We used $50.0 million of the proceeds to repay a higher-rate term loan in full and recognized a $3.3 million loss on early extinguishment of debt. In connection with entry into this financing, we paid usual and customary commitment and other fees. While the financing involved a sale and leaseback of the aircraft, it did not qualify as a sale for accounting purposes.

In October 2021, we refinanced a term loan secured by a 747-8F aircraft and received proceeds of $90.0 million from a financing with an 83-month term for this aircraft at a blended fixed rate of 2.90%,with principal and interest payable quarterly. We used $50.4 million of the proceeds to repay a higher-rate term loan in full and recognized a $2.7 million loss on early extinguishment of debt. In connection with entry into this financing, we paid usual and customary commitment and other fees. While the financing involved a sale and leaseback of the aircraft, it did not qualify as a sale for accounting purposes.

Future Cash Payments for Debt

The following table summarizes the cash required to be paid by year and the carrying value of our debt reflecting the terms that were in effect as of December 31, 2022:

2023	$421,255
2024	574,626
2025	174,323
2026	149,903
2027	161,087
Thereafter	778,131
Total debt cash payments	2,259,325
Less: unamortized debt issuance costs	(28,415)
Debt	$2,230,910

11. Leases and Guarantees

Lessee

The following table summarizes rental expenses in:

	2022	2021	2020
Aircraft and engines	$52,268	$67,745	$96,865
Purchased capacity, office, vehicles and other	$18,051	$23,308	$18,708

As of December 31, 2022, we lease 9 aircraft, of which 6 are operating leases. Lease expirations for our leased aircraft range from April 2023 to June 2032. In addition, we lease a variety of office space, airport station locations, warehouse space, vehicles and equipment, with lease expirations ranging from January 2023 to March 2036. We also incur variable rental costs for aircraft, engines, ground equipment and storage space based on usage of the underlying equipment or property. For leases with terms greater than 12 months, including renewal options when appropriate, we record the related right-of-use asset and lease liability as the present value of fixed lease payments over the lease term. Since our leases do not typically provide a readily determinable discount rate, we use our incremental borrowing rate to discount lease payments to present value.

The following table presents the lease-related assets and liabilities recorded on the consolidated balance sheets as of December 31:

	Classification on the Consolidated Balance Sheets	2022	2021
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$107,707	$138,744
Finance lease assets	Property and equipment, net	69,873	149,459
Less: Accumulated amortization on finance lease assets	Property and equipment, net	(16,239)	(15,295)
Total lease assets		$161,341	$272,908

Liabilities
Current
Operating lease liabilities	Current portion of long-term operating leases	$53,825	$55,383
Finance lease liabilities	Current portion of long-term debt and finance leases	25,368	131,525
Noncurrent
Operating lease liabilities	Long-term operating leases	111,591	166,022
Finance lease liabilities	Long-term debt and finance leases	41,890	45,477
Total lease liabilities		$232,674	$398,407

Weighted Average Remaining Lease Term in years
Operating Leases	4.51	5.02
Finance Leases	5.61	3.19
Weighted Average Discount Rate
Operating Leases	3.94%	3.95%
Finance Leases	11.80%	6.66%

The following table presents information related to lease costs for finance and operating leases:

	2022	2021
Fixed operating lease costs (1)	$39,260	$62,616
Variable operating lease costs (1)	30,856	26,731
Finance lease costs:
Amortization of leased assets (2)	8,728	9,289
Interest on lease liabilities (3)	6,992	8,052
Total lease cost	$85,836	$106,688
(1)
Expenses are classified within Aircraft rent and Navigation fees, landing fees and other rent on the consolidated statement of operations. Short-term lease contracts are not material.
(2)
Expense is classified within Depreciation and amortization on the consolidated statement of operations.
(3)
Expense is classified within Interest expense on the consolidated statement of operations.

The table below presents supplemental cash flow information related to leases as follows:

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$63,876	$126,785
Operating cash flows for finance leases	6,967	7,804
Financing cash flows for finance leases	134,882	152,541

As of December 31, 2022, maturities of lease liabilities for the periods indicated were as follows:

	Operating	Finance
	Leases	Leases	Total
2023	$59,103	$30,763	$89,866
2024	56,248	9,253	65,501
2025	18,360	9,252	27,612
2026	11,783	9,236	21,019
2027	10,822	9,216	20,038
Thereafter	23,300	30,252	53,552
Total minimum rental payments	179,616	97,972	277,588
Less: imputed interest	14,200	30,714	44,914
Total lease liabilities	$165,416	$67,258	$232,674

Lessor

As of December 31, 2022, our contractual amount of minimum receipts, excluding taxes, for the periods indicated under Dry Leases reflecting the terms that were in effect were as follows:

2023	$146,935
2024	83,171
2025	81,119
2026	80,588
2027	65,487
Thereafter	68,803
Total minimum lease receipts	$526,103

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
12. Income Taxes

The significant components of the provision for (benefit from) income taxes are as follows:

	2022	2021	2020
Current:
Federal	$-	$-	$(71)
State and local	374	1,111	680
Foreign	635	564	2,249
Total current expense	1,009	1,675	2,858
Deferred:
Federal	96,662	136,327	116,263
State and local	615	5,317	8,346
Foreign	7,470	10,755	8,989
Total deferred expense	104,747	152,399	133,598
Total income tax expense	$105,756	$154,074	$136,456

The domestic and foreign earnings (loss) before income taxes are as follows:

	2022	2021	2020
Domestic	$416,359	$611,008	$443,087
Foreign	45,277	36,383	53,655
Income before income taxes	$461,636	$647,391	$496,742

A reconciliation of the provision (benefit) for income taxes applying the statutory federal income tax rate of 21.0% for the years ended December 31, 2022, 2021 and 2020, respectively, is as follows:

	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local taxes based on income, net of federal benefit	1.2%	1.0%	0.8%
Change in deferred foreign and state tax rates	(0.5%)	0.5%	0.6%
Customer incentive	—	—	3.0%
Nondeductible compensation	1.0%	0.8%	1.2%
Other nondeductible expenses	0.6%	0.3%	0.8%
Tax effect of foreign operations	(0.8%)	(0.5%)	(1.2%)
Other	0.4%	0.7%	1.3%
Effective income tax expense rate	22.9%	23.8%	27.5%

The effective income tax rate for the years ended December 31, 2022 and 2021 differed from the U.S. statutory rate primarily due to state income taxes and certain expenses that are not deductible for tax purposes.

The effective income tax rate for the year ended December 31, 2020 differed from the U.S. statutory rate primarily due to nondeductible changes in the fair value of a customer warrant liability (see Note 9 for further discussion).

Deferred tax assets and liabilities represent the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

The net noncurrent deferred tax asset (liability) was comprised of the following as of December 31:

	Assets (Liabilities)
	2022	2021
Deferred tax assets:
Net operating loss carryforwards and credits	$466,793	$411,071
Accrued compensation	31,231	38,085
Aircraft and other leases	46,346	60,850
Interest expense limitation carryforward	6,491	-
Long-term debt	3,916	599
Obsolescence reserve	10,205	9,086
Stock-based compensation	1,845	1,947
Other	-	577
Total deferred tax assets	566,827	522,215
Valuation allowance	(18,239)	(23,185)
Net deferred tax assets	$548,588	$499,030

	2022	2021
Deferred tax liabilities:
Fixed assets	$(927,774)	$(767,273)
Customer incentive	(2,512)	(5,094)
Deferred maintenance	(33,416)	(39,712)
Goodwill and other intangibles	(13,209)	(10,626)
Operating lease right-of-use assets	(23,565)	(30,459)
Other	(252)	-
Total deferred tax liabilities	$(1,000,728)	$(853,164)

Deferred taxes included within following balance sheet line items:
Deferred taxes	$(452,495)	$(354,798)
Deferred costs and other assets	355	664
Net deferred tax assets (liabilities)	$(452,140)	$(354,134)

As of December 31, 2022 and 2021, we had U.S. net operating losses (“NOLs”), net of unrecognized tax benefits and valuation allowances, of approximately $1.9 billion and $1.6 billion, respectively, approximately half of which will expire through 2037, if not utilized. Additionally, we had foreign NOLs for Hong Kong, Ireland and Singapore, net of unrecognized tax benefits and valuation allowances, of approximately $494.5 million and $564.6 million as of December 31, 2022 and 2021, respectively, with no expiration date.

Certain of our subsidiaries participate in an aircraft leasing incentive program in Singapore, which entitles us to a reduced income tax rate on our Singapore Dry Leasing income. Our participation is set to expire on July 31, 2023. We expect to renew our participation through July 31, 2028. If any of our subsidiaries are unable to remain in the aircraft leasing incentive program or the concessionary rate increases in the future, we could be subject to additional income taxes in Singapore, which could have a material effect on the results of our operations.

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

On each reporting date, management assesses whether we are more likely than not to realize some or all of our deferred tax assets. After our assessment, we maintained a valuation allowance of $18.2 million and $23.2 million against our deferred tax assets as of December 31, 2022 and 2021, respectively. The valuation allowance is primarily attributable to a limitation on NOL utilization resulting from an ownership change under Section 382. We expect a portion of our NOLs generated in 2004 and prior years to eventually expire unused. The valuation allowance decreased by $5.0 million during the year ended December 31, 2022 primarily as a result of NOLs generated in 2002 that expired unutilized this year. The valuation allowance decreased by $0.9 and $0.4 million during the years ended December 31, 2021 and 2020, respectively.

A reconciliation of the beginning and ending unrecognized income tax benefits is as follows:

	2022	2021	2020
Beginning balance	$29,524	$27,440	$22,383
Additions for tax positions related to the current year	-	1,650	4,971
Additions for tax positions related to prior years	99	566	127
Reductions for tax positions related to prior years	(637)	(132)	(41)
Ending balance	$28,986	$29,524	$27,440

If recognized, all of the unrecognized income tax benefits would favorably impact the effective income tax rate. We will maintain a liability for unrecognized income tax benefits until these uncertain positions are resolved or until the expiration of the applicable statute of limitations, if earlier.

Our policy is to record tax-related interest expense and penalties, if applicable, as a component of income tax expense. For the period ended December 31, 2020, we recorded a $0.1 million interest benefit when we released an income tax reserve. There was no cumulative liability for tax-related interest as of December 31, 2022 and 2021. We have not recorded any liability for income tax-related penalties, and the tax authorities historically have not assessed any.

For U.S. federal income tax purposes, the 2016 through 2022 income tax years remain subject to examination. There are no U.S. federal income tax examinations in progress. The Company files income tax returns in multiple states and foreign jurisdictions, primarily in Hong Kong, Ireland and Singapore. The Company is currently undergoing income tax examinations in Hong Kong and Singapore. The 2016 through 2022 Hong Kong and Singapore income tax years are subject to examination.

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

The fair value of our Convertible Notes is based on unadjusted quoted market prices for these securities.

The following table summarizes the carrying value, estimated fair value and classification of our financial instruments as of:

	December 31, 2022
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$763,314	$763,314	$763,314	$-	$-
Restricted cash	10,597	10,597	10,597	-	-
	$773,911	$773,911	$773,911	$-	$-

Liabilities
Term loans and notes	$1,943,507	$1,885,317	$-	$-	$1,885,317
Convertible notes (1)	287,403	479,584	479,584	-	-
	$2,230,910	$2,364,901	$479,584	$-	$1,885,317

	December 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$910,965	$910,965	$910,965	$-	$-
Restricted cash	10,052	10,052	10,052	-	-
	$921,017	$921,017	$921,017	$-	$-

Liabilities
Term loans and notes	$1,638,311	$1,690,675	$-	$-	$1,690,675
Convertible notes (2)	479,573	758,424	758,424	-	-
	$2,117,884	$2,449,099	$758,424	$-	$1,690,675

(1)
Carrying value is net of debt issuance costs (see Note 10).
(2)
Carrying value is net of debt discounts and debt issuance costs (see Note 10).

14. Segment Reporting

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

The following table sets forth Operating Revenue and Direct Contribution for our reportable segments reconciled to Operating Income (loss) and Income (loss) before income taxes:

	2022	2021	2020
Operating Revenue:
Airline Operations	$4,395,905	$3,888,601	$3,066,399
Dry Leasing	170,908	163,365	165,181
Customer incentive asset amortization	(39,764)	(44,162)	(39,090)
Other	22,055	23,025	18,626
Total Operating Revenue	$4,549,104	$4,030,829	$3,211,116

Direct Contribution:
Airline Operations	$815,647	$1,020,887	$739,619
Dry Leasing	56,142	42,587	41,070
Total Direct Contribution for Reportable Segments	871,789	1,063,474	780,689

Unallocated income and (expenses), net	(380,405)	(409,721)	(201,016)
Loss on early extinguishment of debt	(689)	(6,042)	(81)
Unrealized loss on financial instruments	-	(113)	(71,053)
Special charge	(16,215)	-	(16,265)
Transaction-related expenses	(9,746)	(1,001)	(2,780)
Gain (loss) on disposal of flight equipment	(3,098)	794	7,248
Income before income taxes	461,636	647,391	496,742

Add back (subtract):
Interest income	(8,755)	(723)	(1,076)
Interest expense	81,692	107,492	114,635
Capitalized interest	(12,683)	(8,316)	(925)
Loss on early extinguishment of debt	689	6,042	81
Unrealized loss on financial instruments	-	113	71,053
Other (income) expense, net	(185)	(40,705)	(185,742)
Operating Income	$522,394	$711,294	$494,768

The following table disaggregates our Airline Operations segment revenue by customer and service type:

	For the Years Ended December 31,
	2022			2021			2020
	Cargo	Passenger	Total	Cargo	Passenger	Total	Cargo	Passenger	Total
Commercial customers	$3,786,345	$25,636	$3,811,981	$3,441,881	$23,163	$3,465,044	$2,538,230	$17,802	$2,556,032
AMC	338,290	245,634	583,924	139,909	283,648	423,557	217,522	292,845	510,367
Airline Operations Revenue	$4,124,635	$271,270	$4,395,905	$3,581,790	$306,811	$3,888,601	$2,755,752	$310,647	$3,066,399

Given the nature of our business and international flying, geographic information for revenue, long-lived assets and total assets is not presented because it is impracticable to do so.

We are exposed to a concentration of revenue from the AMC, Polar and DHL (see Note 5 for further discussion regarding Polar). No other customer accounted for more than 10.0% of our Total Operating Revenue. Revenue from DHL was $532.9 million for 2022, $672.3 million for 2021 and $563.6 million for 2020. We have not experienced any credit issues with these customers.

	2022	2021	2020
Depreciation and amortization expense:
Airline Operations	212,178	188,251	165,769
Dry Leasing	78,625	79,597	78,241
Unallocated	12,417	13,361	13,662
Total Depreciation and Amortization	$303,220	$281,209	$257,672

15. Labor and Legal Proceedings

Collective Bargaining Agreements

Pilots of Atlas and flight dispatchers of Atlas and Polar are represented by the International Brotherhood of Teamsters (the “IBT”). In March 2022, we signed a five-year collective bargaining agreement (“CBA”) with our pilots, effective as of September 2021. This long-term CBA was concluded through a binding interest arbitration process, with the arbitrator issuing a decision on September 10, 2021. The parties reached agreement on certain enhancements to the CBA in February 2022, which were incorporated into the CBA. The new pay rates became effective as of September 1, 2021, and we have continued to work closely together with the union’s new leadership on the final implementation of certain remaining provisions of the CBA. Under this industry competitive agreement, all of our pilots are receiving significantly higher pay, quality of life improvements and enhanced benefits.

We also had a CBA with our Atlas and Polar dispatchers, which became amendable in November 2021. Shortly thereafter, the Company and the IBT commenced collective bargaining for a successor CBA pursuant to Section 6 of the Railway Labor Act. The parties reached agreement on a new five-year CBA, which was ratified by the dispatchers in August 2022. The new CBA became effective as of September 1, 2022.

We are subject to risks of work interruption or stoppage as permitted by the Railway Labor Act and may incur additional administrative expenses associated with union representation of our employees.

Matters Related to Proposed Merger

Between October 7, 2022, and November 2, 2022, a total of seven complaints were filed in the United States District Courts for the Southern District of New York and the District of Delaware and the Supreme Court of the State of New York, County of Westchester in connection with the proposed Merger. On October 7, 2022, a complaint, captioned Stein v. Atlas Air Worldwide Holdings, Inc., et al., Case No. 1:22-cv-08555, was filed in the United States District Court for the Southern District of New York by plaintiff Shiva Stein, a purported Company stockholder; on October 14, 2022, a complaint, captioned Okin v. Atlas Air Worldwide Holdings, Inc., et al., Case No. 1:22-cv-08778, was filed in the United States District Court for the Southern District of New York by plaintiff Alexander Okin, a purported Company stockholder; on October 24, 2022, a complaint, captioned Halberstam v. Atlas Air Worldwide Holdings, Inc., et al., Case No. 1:22-cv-09108, was filed in the United States District Court for the Southern District of New York by plaintiff Meyer Halberstam, a purported Company stockholder; on November 1, 2022, a complaint, captioned Garfield v. Dietrich, et al., Index No. 67742/2022 (the “Garfield Complaint”), was filed in the Supreme Court of the State of New York, County of Westchester, by plaintiff Robert Garfield, a purported Company stockholder; and on November 2, 2022, two complaints, captioned Sabatini v. Atlas Air Worldwide Holdings, Inc., et al., Case No. 7-22-cv-09389 and Halberstam v. Atlas Air Worldwide Holdings, Inc., et al., Case No. 7:22-cv-09408, were filed in the United States District Court for the Southern District of New York by plaintiffs Eric Sabatini and Benjamin Halberstam, respectively, each a purported Company stockholder, and on November 3, 2022, a complaint, captioned Plumley v. Atlas Air Worldwide Holdings, Inc., Case No. 1:22-cv-01448 was filed in the United States District Court for the District of Delaware by plaintiff Patrick Plumley, a purported Company stockholder, in each case naming as defendants the Company and members of the board of directors of the Company and, in the case of the Garfield complaint, also naming as defendants the Buyers.

The complaints, other than the Garfield complaint, alleged, among other things, that the defendants caused to be filed a materially incomplete and misleading preliminary proxy statement and/or definitive proxy statement on Schedule 14A with the SEC relating to the proposed Merger in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Garfield complaint, amongst other things, asserted claims that the defendants engaged in fraudulent and negligent misrepresentation and concealment in violation of New York common law.

Among other remedies, the complaints sought an order enjoining the defendants from proceeding with the proposed Merger unless and until the defendants disclosed certain allegedly material information that was allegedly omitted from the preliminary proxy statement and/or definitive proxy statement, rescinding the Merger Agreement or any of the terms thereof to the extent already implemented or granting rescissory damages, awarding the plaintiff the costs and disbursements of the action, including reasonable attorneys’ and expert fees and expenses, and granting such other and further relief as the court may deem just and proper.

Between October 18, 2022 and November 10, 2022, the Company also received six demand letters from purported Company stockholders alleging disclosure deficiencies in the preliminary proxy statement and/or definitive proxy statement and demanding that the Company and its board of directors promptly issue corrective disclosures to cure the proxy statement prior to the anticipated stockholder vote on the proposed Merger.

The Company believes that the allegations contained in the complaints and demand letters were without merit and that no further disclosure was required to supplement the proxy statement under applicable laws. However, in order to avoid the risk of the complaints and demand letters delaying or adversely affecting the Merger and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, on November 17, 2022, we voluntarily provided supplemental disclosures to the definitive proxy statement on a Current Report on Form 8-K with respect to the Merger. On November 29, 2022, the special meeting of the shareholders convened and voted to adopt the Merger Agreement. Each of the seven complaints has been voluntarily dismissed and there is no active shareholder litigation relating to the Merger transaction at this time. Additional lawsuits arising out of the Merger transaction may be filed in the future.

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

Brazilian Customs Claim

Old Polar was cited for two alleged customs violations in Sao Paulo, Brazil, relating to shipments of goods dating back to 1999 and 2000. Each claim asserts that goods listed on the flight manifest of two separate Old Polar scheduled service flights were not properly presented to customs upon arrival and therefore were improperly brought into Brazil. The two claims, which also seek unpaid customs duties, taxes and penalties from the date of the alleged infraction, are approximately $1.9 million in aggregate based on December 31, 2022 exchange rates.

Old Polar has presented evidence that certain of the alleged missing goods were in fact never onboard the aircraft (due to a change in plans by the relevant shipper) and thus no customs duties should be due. Further, in both cases, we believe that the amounts claimed are substantially overstated due to a calculation error when considering the type and amount of goods allegedly missing, among other things. In the pending claim for one of the cases, we have received an administrative decision dismissing the claim in its entirety, which remains subject to a mandatory appeal by the Brazil customs authorities. In the other case, there was an administrative decision in favor of the Brazil customs authorities and we are in the process of appealing this decision to the Brazil courts. As required to defend such claims, we have made deposits pending resolution of these matters. The balance was $3.7 million as of December 31, 2022 and $3.2 million as of December 31, 2021, and is included in Deferred costs and other assets.

We are currently defending these and other Brazilian customs claims and the ultimate disposition of these claims, either individually or in the aggregate, is not expected to materially affect our financial condition, results of operations or cash flows.

Other

On October 22, 2022 a lawsuit, captioned Estate of Lane Caviness, Akerlund, et al., v. Atlas Air, Inc., et al., was filed in the United States District Court for the Southern District of Florida, Case No. 1:22-cv-23519-KMM (the “Akerlund Complaint”), by over 100 plaintiffs related to the defendants’ vaccination and other COVID-19 policies. The majority of plaintiffs are Atlas pilots. In addition to Atlas Air, Inc., the plaintiffs named Flight Services International, LLC and EncompassAir, LLC as defendants and Company executives John Dietrich, Patricia Goodwin-Peters and Jeff Carlson as individual defendants. The Akerlund Complaint includes eight causes of actions asserted by certain groups of plaintiffs against some or all of the defendants and alleges violations of federal employment laws, the U.S. Constitution, state tort law and a claim for breach of the CBA with Atlas pilots. Among other remedies, the Akerlund Complaint seeks compensatory damages totaling at least $159,000,000 and punitive damages of at least $30,000,000 per plaintiff, plus injunctive relief. The Company and the other defendants collectively submitted a motion to dismiss the Akerlund Complaint on February 6, 2023. The Company believes that the allegations contained in the complaints and demand letters are without merit. We do not at this time consider there to be any reasonably possible material loss arising from the complaint. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that the Company’s defense of the actions will be successful.

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

As of December 31, 2022, the 2018 Amended Plan had a total of 1.0 million shares of common stock available for future award grants to management and members of the board of directors. Our compensation expense for all plans was $13.5 million in 2022, $13.8 million in 2021 and $21.4 million in 2020. Income tax expense for share-based compensation was $3.3 million in 2022, $0.8 million in 2021 and $7.4 million in 2020.

Restricted Share Units and Time-based Cash Awards

Restricted stock units, which have been granted in units, and time-based cash awards generally vest and are expensed over one- or three- year periods. As of December 31, 2022, a total of 4.8 million restricted stock units have been granted under the 2018 Amended Plan and predecessor plans. All shares were valued at their fair market value, which is the closing price of the Company's stock on the date of grant. Unrecognized stock compensation cost as of December 31, 2022 is $13.7 million and will be recognized over the remaining weighted average life of 1.9 years.

In 2022, 2021 and 2020, we granted time-based cash awards to employees and recognized compensation expense totaling $4.4 million in 2022, $5.8 million in 2021 and $3.9 million in 2020. For the time-based cash awards, we had accruals of $3.3 million as of December 31, 2022 and $4.9 million as of December 31, 2021 in Accrued liabilities.

A summary of our restricted stock units as of December 31, 2022 and changes during the year then ended are presented below:

		Weighted-Average
Restricted Share Unit Awards	Number of Shares	Grant-Date Fair Value
Unvested as of December 31, 2021	363,249	$43.79
Granted	223,075	72.65
Vested	(188,227)	44.07
Forfeited	(7,365)	48.18
Unvested as of December 31, 2022	390,732	$60.00

The total fair value of shares vested on various vesting dates was $8.3 million in 2022, $10.3 million in 2021 and $15.7 million in 2020. Weighted average grant date fair value per share was $72.65 in 2022, $61.89 in 2021 and $27.74 in 2020.

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

As of December 31, 2022, a total of 2.5 million performance share units have been granted. Unrecognized compensation cost as of December 31, 2022 is $4.2 million and will be recognized over the remaining weighted average life of 2.1 years. For the performance-based cash awards, we had accruals of $36.7 million as of December 31, 2022 and $39.7 million as of December 31, 2021. We recognized compensation expense associated with the performance-based cash awards totaling $19.5 million in 2022, $21.5 million in 2021 and $18.9 million in 2020.

A summary of our performance share units as of December 31, 2022 and changes during the year then ended are presented below:

		Weighted-Average
Performance Share Unit Awards	Number of Shares	Grant-Date Fair Value
Unvested as of December 31, 2021	229,538	$53.31
Granted	72,091	78.46
Adjustments	135,405	-
Vested	(234,895)	47.95
Forfeited	(769)	56.92
Unvested as of December 31, 2022	201,370	$64.93

The total fair value of shares vested on various vesting dates was $11.3 million in 2022, $9.0 million in 2021 and $7.8 million in 2020. Weighted average grant date fair value per share was $78.46 in 2022, zero in 2021 and $53.85 in 2020.

17. Profit Sharing, Incentive and Retirement Plans

Profit Sharing and Incentive Plans

We have an annual incentive compensation program for management employees. The program provides for payments to eligible employees based upon our financial performance, service performance and attainment of individual performance goals, among other things. In addition, our profit sharing plan allows IBT-represented Atlas pilots to receive payments from the plan based upon Atlas’ financial performance. The profit sharing plan is subject to a minimum financial performance threshold. For both plans, we had accruals of $65.2 million as of December 31, 2022 and $87.0 million as of December 31, 2021. We recognized compensation expense associated with both plans totaling $66.6 million in 2022, $85.2 million in 2021 and $54.9 million in 2020.

401(k) and 401(m) Plans

Participants in our retirement plan may contribute a portion of their annual compensation to a 401(k) plan on a pretax basis, subject to aggregate limits under the Code. In addition to 401(k) contributions, participants may contribute a portion of their eligible compensation to a 401(m) plan on an after-tax basis. On behalf of participants in the plan who make elective compensation deferrals, we provide a matching contribution subject to certain limitations. Employee contributions in the plan are vested at all times and our matching contributions are subject to a three-year cliff vesting provision, except for employees who are represented by a collective bargaining agreement and are subject to a three-year graded vesting provision. We recognized compensation expense associated with the plan matching contributions totaling $64.6 million in 2022, $23.5 million in 2021 and $18.9 million in 2020.

18. Stock Repurchases

We record the repurchase of our shares of common stock at cost based on the settlement date of the transaction. These shares are classified as treasury stock, which is a reduction to stockholders’ equity. Treasury shares are included in authorized and issued shares but excluded from outstanding shares.

In February 2022, our board of directors approved the establishment of a new stock repurchase program authorizing the repurchase of up to a total of $200.0 million of our common stock. Purchases could have been made at management's discretion in the form of accelerated share repurchase programs, open market repurchase programs, privately negotiated transactions or a combination of these methods. In connection with the proposed Merger (see Note 2 for further discussion), we have suspended the stock repurchase program.

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

19. Earnings Per Share

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

The calculations of basic and diluted EPS were as follows:

	For the Years Ended December 31,
Numerator:	2022	2021	2020
Net Income	$355,880	$493,317	$360,286
Plus: Interest expense on convertible notes, net of tax	4,177	-	-
Unrealized loss on financial instruments, net of tax	-	112	-
Diluted net income	$360,057	$493,429	$360,286

Denominator:
Basic EPS weighted average shares outstanding	28,463	28,910	26,408
Effect of dilutive:
Convertible notes	4,806	782	-
Warrants	734	621	133
Restricted stock	187	230	149
Diluted EPS weighted average shares outstanding	34,190	30,543	26,690

Earnings per share:
Basic	$12.50	$17.06	$13.64
Diluted	$10.53	$16.16	$13.50

Antidilutive shares related to warrants issued in connection with our Convertible Notes or to customers that were out of the money and excluded were zero in 2022, zero in 2021 and $12.1 million in 2020. Diluted shares reflect the potential dilution that could occur from warrants and restricted shares using the treasury stock method. The calculation of EPS does not include restricted share units and warrants issued to a customer in which performance or market conditions were not satisfied of 9.1 million in 2022, 9.7 million in 2021 and 10.3 million in 2020.

20. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss):

		Foreign
	Interest Rate	Currency
	Derivatives	Translation	Total
Balance as of December 31, 2020	$(1,913)	$9	$(1,904)
Reclassification to interest expense	920	-	920
Reclassification to loss on early extinguishment of debt	890	-	890
Tax effect	(417)	-	(417)
Balance as of December 31, 2021	$(520)	$9	$(511)

Balance as of December 31, 2021	$(520)	$9	$(511)
Reclassification to interest expense	91	-	91
Reclassification to loss on early extinguishment of debt	639	-	639
Tax effect	(175)	-	(175)
Balance as of December 31, 2022	$35	$9	$44

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (“Principal Executive Officer”) and our Executive Vice President and Chief Financial Officer (“Principal Financial Officer”), of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting is effective. Our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K. Information regarding the identification of our executive officers is included in Part I of this annual report. We have adopted a code of conduct that applies to all of our employees, along with a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller, Treasurer and members of the board of directors (the “Code of Ethics”). The Code of Ethics is monitored by our Audit Committee, and includes certain provisions regarding disclosure of violations and waivers of, and amendments to, the Code of Ethics by covered parties. A copy of the Code of Ethics is available on our website at www.atlasairworldwide.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.

The following table summarizes the securities authorized for issuance under our equity compensation plans at December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	592,102	$-	(1)	1,258,222
Total	592,102	-		1,258,222

(1)
Includes 592,102 of restricted and performance shares and units, which have no exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
1. Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

2.
Financial Statement Schedule:

All schedules have been omitted because they are not applicable, not required or the information is included elsewhere in the Financial Statements or Notes thereto.

3.
Exhibits: (see accompanying Exhibit Index of this Report for a list of exhibits filed or furnished with or incorporated by reference in this Report).

2022 EXHIBIT INDEX

Exhibit Number	Description

2.1 (29)	Agreement and Plan of Merger, dated as of August 4, 2022, by and among Atlas Air Worldwide Holdings, Inc., Rand Parent, LLC and Rand Merger Sub, Inc.**

3.1.1(1)	Certificate of Incorporation of the Company.

3.1.2(19)	Atlas Air Worldwide Holdings, Inc. Certificate of Amendment of Certificate of Incorporation.

3.2.1(4)	Atlas Air Worldwide Holdings, Inc. By-Laws, Amended and Restated as of September 19, 2014 and as Further Amended as of December 12, 2016.

3.2.2(31)	Amendment to the Atlas Air Worldwide Holdings, Inc. By-Laws.

4.1(5)

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

4.2(6)

Indenture, dated as of May 1, 2012, by and among Helios Leasing I LLC, Apple Bank for Savings, Wilmington Trust Company, not in its individual capacity but solely as Indenture Trustee, Wells Fargo Bank Northwest, National Association, and Export-Import Bank of the United States.

4.3(6)	Secured Fixed Rate Global Note, dated June 19, 2012.

4.4(6)	Secured Fixed Rate Global Note, dated July 31, 2012.

4.5(7)	Secured Fixed Rate Global Note, dated October 10, 2012.

4.6(7)	Secured Fixed Rate Global Note dated, December 12, 2012.

4.7(8)	Secured Fixed Rate Global Note, dated May 28, 2013.

4.8(9)	Secured Fixed Rate Global Note, dated January 30, 2014.

4.9.1(10)	Indenture, dated June 3, 2015, between the Company and Wilmington Trust, National Association, as Trustee.

4.9.2(13)	Second Supplemental Indenture, dated May 23, 2017, between the Company and Wilmington Trust, National Association, as Trustee.

4.9.3(13)	1.875% Convertible Senior Note due 2024.

4.10(23)	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.

10.1.1(18)	Employment Agreement, dated as of July 1, 2019, by and between Atlas Air, Inc. and John W. Dietrich.

10.1.2(30)	Amendment to Employment Agreement, dated as of September 16, 2022, by and between Atlas Air, Inc. and John W. Dietrich.

10.2.1(24)	Letter Agreement, dated as of January 1, 2020, between James A. Forbes and Atlas Air, Inc.

10.2.2	Letter Agreement, dated as of December 21, 2022, between James A. Forbes and Atlas Air Worldwide Holdings, Inc.

10.3.1(12)	Atlas Air Worldwide Holdings, Inc. 2018 Incentive Plan.

10.3.2(27)	First Amendment to 2018 Incentive Plan.

10.3.3(30)	Amendment to 2018 Incentive Plan, effective September 16, 2022.

10.4(20)	Atlas Air Worldwide Holdings, Inc. 2020 Long Term Cash Incentive Program.

10.5(25)	Atlas Air Worldwide Holdings, Inc. 2021 Long Term Cash Incentive Program.

10.6(27)	Atlas Air Worldwide Holdings, Inc. 2022 Long Term Cash Incentive Program.

10.7(25)	Atlas Air Worldwide Holdings, Inc. Long Term Cash Incentive Plan (OTP).

10.8(28)	Atlas Air Worldwide Holdings, Inc. Annual Incentive Program for Senior Executives (EVP and above).

10.9(27)	Form of Performance Share Unit Agreement.

10.10.1(20)	Form of Restricted Stock Unit Agreement.

10.10.2(15)	Form of Restricted Stock Unit Agreement between Atlas Air Worldwide Holdings, Inc. and Non-Employee Members of the Board.

10.11.1(18)	Atlas Air Worldwide Holdings, Inc. Benefits Program for Senior Executives (As Amended and Restated, Effective as of July 1, 2019).

10.11.2(30)	Amendment to Atlas Air Worldwide Holdings, Inc. Benefits Programs for Senior Executives, Senior Vice Presidents, Vice Presidents and Staff Vice Presidents, effective September 16, 2022.

10.12(22)	Board of Directors Compensation Program, as described under the caption “Compensation of Nonemployee Directors.”

10.13(28)	Atlas Air, Inc. Amended & Restated Profit Sharing Plan.

10.14(2)	Form of Directors and Officers Indemnification Agreement.

10.15(26)	Atlas Air, Inc. 401(k) Restoration and Voluntary Deferral Plan (as amended and restated effective as of June 23, 2021).

10.16(3)	Agreement, dated October 1, 2018, among USTRANSCOM and the Company, among others.

10.17.1(10)	Base warrant transaction confirmation, dated as of May 28, 2015, between Morgan Stanley & Co. International plc and the Company.

10.17.2(10)	Additional warrant transaction confirmation, dated as of June 1, 2015, between Morgan Stanley & Co. International plc and the Company.

10.17.3(10)	Base warrant transaction confirmation, dated as of May 28, 2015, between BNP Paribas and the Company.

10.17.4(10)	Additional warrant transaction confirmation, dated as of June 1, 2015, between BNP Paribas and the Company.

10.18.1(5)	Underwriting Agreement, dated May 17, 2017, between the Company and Morgan Stanley & Co. LLC, BNP Paribas Securities Corp. and Citigroup Global Markets Inc., as Managers of the several Underwriters.

10.18.2(13)	Base convertible note hedge transaction confirmation, dated as of May 17, 2017, between Morgan Stanley & Co. International plc and the Company.

10.18.3(14)	Base warrant transaction confirmation, dated as of May 17, 2017, between Morgan Stanley & Co. International plc and the Company.

10.18.4(14)	Additional convertible note hedge transaction confirmation, dated as of May 18, 2017, between Morgan Stanley & Co. International plc and the Company.

10.18.5(14)	Additional warrant transaction confirmation, dated as of May 18, 2017, between Morgan Stanley & Co. International plc and the Company.

10.18.6(14)	Base convertible note hedge transaction confirmation, dated as of May 17, 2017, between Citibank, N.A. and the Company.

10.18.7(14)	Base warrant transaction confirmation, dated as of May 17, 2017, between Citibank, N.A. and the Company.

10.18.8(14)	Additional convertible note hedge transaction confirmation, dated as of May 18, 2017, between Morgan Stanley & Co. International plc and the Company.

10.18.9(14)	Additional warrant transaction confirmation, dated as of May 18, 2017, between Citibank N.A. and the Company.

10.18.10(14)	Base convertible note hedge transaction confirmation, dated as of May 17, 2017, between BNP Paribas and the Company.

10.18.11(14)	Base warrant transaction confirmation, dated as of May 17, 2017, between BNP Paribas and the Company.

10.18.12(14)	Additional convertible note hedge transaction confirmation, dated as of May 18, 2017, between BNP Paribas and the Company.

10.18.13(14)	Additional warrant transaction confirmation, dated as of May 18, 2017, between BNP Paribas and the Company.

10.19.1(11)	Investment Agreement, dated as of May 4, 2016, by and between Atlas Air Worldwide Holdings, Inc. and Amazon.com, Inc.

10.19.2(17)	Investment Agreement, dated as of March 27, 2019, between Atlas Air Worldwide Holdings, Inc. and Amazon.com, Inc.

10.19.3(17)	Amended and Restated Stockholders Agreement, dated as of March 27, 2019, by and between Atlas Air Worldwide Holdings, Inc. and Amazon.com, Inc.

10.19.4(11)	Warrant to Purchase 7,500,000 shares of Common Stock of Atlas Air Worldwide Holdings, Inc., issued May 4, 2016.

10.19.5(11)	Warrant to Purchase 3,750,000 shares of Common Stock of Atlas Air Worldwide Holdings, Inc., issued May 4, 2016.

10.19.6(17)	Warrant to Purchase 6,632,576 shares of Common Stock of Atlas Air Worldwide Holdings, Inc. issued March 27, 2019.

10.20.1(21)	Warrant Agreement, dated as of May 20, 2020, between Atlas Air Worldwide Holdings, Inc. and the United States Department of the Treasury.

10.20.2(21)	Form of Warrant Agreement (incorporated by reference to Annex B to Exhibit 10.25.1).

10.20.3(21)	Payroll Support Program Agreement, dated as of May 29, 2020, between Atlas Air, Inc. and the United States Department of the Treasury.

10.20.4(21)	Promissory Note, dated as of May 29, 2020, issued by Atlas Air Worldwide Holdings, Inc. in the name of the United States Department of Treasury.

10.21(25)

Purchase Agreement Number AH5-PA-05094, dated as of January 7, 2021, between The Boeing Company and Atlas Air Worldwide Holdings, Inc. (Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed with the Securities and Exchange Commission).

10.22(27)

Purchase Agreement Number AH5-PA-05168, dated as of December 27, 2021, between The Boeing Company and Atlas Air Worldwide Holdings, Inc. (Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed with the Securities and Exchange Commission).

10.23(28)	Confirmation between Morgan Stanley & Co. LLC and Atlas Air Worldwide Holdings, Inc., dated February 18, 2022.

14.1(16)	Atlas Air Worldwide Holdings, Inc. Code of Ethics applicable to the Chief Executive Officer, Senior Financial Officers and members of the Board of Directors.

21.1	Subsidiaries’ List

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104

Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

* Attached as Exhibit 101 to this report are the following, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020 and (vi) Notes to Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
(9)
Incorporated by reference to the exhibits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(10)
Incorporated by reference to exhibits in the Company’s Current Report on Form 8-K dated June 3, 2015.
(11)
Incorporated by reference to exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(12)
Incorporated by reference to exhibit B in the Company’s definitive Proxy Statement dated April 18, 2018.
(13)
Incorporated by reference to exhibits in the Company’s Current Report on Form 8-K dated May 23, 2017.
(14)
Incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement dated April 18, 2017.
(15)
Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
(16)
Incorporated by reference to the exhibits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
(17)
Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
(18)
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
(22)
Incorporated by reference to the Company’s Proxy Statement dated April 16, 2021.
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
(27)
Incorporated by reference to the exhibits in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

(28)
Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

(29)
Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 4, 2022.

(30)
Incorporated by reference to the exhibits in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

(31)
Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 7, 2022.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2023.

ATLAS AIR WORLDWIDE HOLDINGS, INC.
(Registrant)
By:	/s/ John W. Dietrich
John W. Dietrich
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on February 23, 2023 on behalf of the Registrant and in the capacities indicated.

Signature	Capacity

*/s/ Duncan J. McNabb	Chairman of the Board
Duncan J. McNabb

/s/ John W. Dietrich	President, Chief Executive Officer and Director
John W. Dietrich	(Principal Executive Officer)

/s/ Spencer Schwartz	Executive Vice President and Chief Financial Officer
Spencer Schwartz	(Principal Financial Officer)

/s/ Keith H. Mayer	Senior Vice President, Chief Accounting Officer
Keith H. Mayer	and Corporate Controller
(Principal Accounting Officer)

* Charles F. Bolden, Jr.	Director
Charles F. Bolden, Jr.

* Walter G. Borst	Director
Walter G. Borst

* Raymond L. Conner	Director
Raymond L. Conner
* Beverly K. Goulet	Director
Beverly K. Goulet

* Bobby J. Griffin	Director
Bobby J. Griffin

* Sheila A. Stamps	Director
Sheila A. Stamps

* George A. Willis	Director
George A. Willis

* Carol J. Zierhoffer	Director

Carol J. Zierhoffer

*By:	/s/ John W. Dietrich
John W. Dietrich, as Attorney-in-fact for each of the persons indicated