Form 10-K/A
period 2022-12-31
ATLAS AIR WORLDWIDE HOLDINGS INC
filed 2023-03-28
CIK 1135185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s Common Stock held by non-affiliates based upon the closing price of Common Stock as reported on The Nasdaq Global Select Market as of June 30, 2022 was approximately $1,263.8 million. As of March 1, 2023, there were 28,885,574 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference:

None.

Auditor name: PricewaterhouseCoopers LLP

Auditor Location: New York, New York

Auditor Firm ID: 238

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2023 (the “Original Filing”). We are filing this Amendment pursuant to General Instruction G(3) of Form 10-K to include the information required by Part III of Form 10-K that we did not include in the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of shareholders within 120 days of the end of our fiscal year ended December 31, 2022 in light of the Merger (as defined below). In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Atlas Air Worldwide Holdings, Inc. (“AAWW”), a Delaware corporation, is a holding company with a wholly owned operating subsidiary, Atlas Air, Inc. (“Atlas”). We also have a 51% economic interest and a 75% voting interest in Polar Air Cargo Worldwide, Inc. (“Polar”). In addition, we are the parent company of several wholly owned subsidiaries related to our dry leasing services (collectively referred to as “Titan”). Except as otherwise noted, AAWW, Atlas and Titan (along with all other entities included in AAWW’s consolidated ﬁnancial statements in the Original Filing) are collectively referred to herein as the “Company,” “AAWW,” “we,” “us,” or “our.”

As disclosed in AAWW’s Current Report on Form 8-K filed with the SEC on March 17, 2023 (the “Closing Date”), the previously announced merger transaction, pursuant to the terms and subject to the conditions set forth in the Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 4, 2022, by and among AAWW, Rand Parent, LLC (“Parent”), a company affiliated with certain funds managed by affiliates of Apollo Global Management, Inc., J.F. Lehman & Company, Inc. and Hill City Capital L.P. (collectively, the “Buyers”) and Rand Merger Sub, Inc., a wholly owned subsidiary of Parent (“MergerCo”), was completed. Upon the filing of the Certificate of Merger with the Secretary of State of the State of Delaware (the “Effective Time”), MergerCo merged with and into AAWW (the “Merger”), and AAWW survived the Merger as a wholly owned subsidiary of Parent. At the Effective Time, each share of common stock, par value $0.01 per share, of AAWW (the “Common Stock”), issued and outstanding immediately prior to the Effective Time (other than shares of Common Stock (a) owned directly by Parent or MergerCo, (b) held by AAWW as treasury shares or (c) owned by any person who has properly demanded and not withdrawn a demand for appraisal rights under Delaware law) converted into the right to receive an amount in cash equal to $102.50 per share, without interest (the “Merger Consideration”).

As disclosed in the Form 8-K described above, as a result of the Merger, changes were made to AAWW’s certificate of incorporation, bylaws, board of directors and officers. In addition, upon consummation of the Merger, as a wholly owned subsidiary of Parent, AAWW could be subject to Parent’s policies and procedures.

Except as described herein, this Amendment does not address events occurring after the date of the Original Filing, speaks only as of the date of the Original Filing and the disclosures contained herein, including, without limitation, with respect to the board of directors of AAWW (including committees thereof), the officers of AAWW and AAWW’s governing documents and policies and procedures, are presented without giving effect to the closing of the Merger. This Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment, together with other reports, releases and written and oral communications issued or made from time to time by or on behalf of AAWW, contain statements that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements are based on management’s beliefs, plans, expectations and assumptions, and on information currently available to management. Generally, the words “will,” “may,” “should,” “could,” “would,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “project,” “estimate” and similar expressions used in this Amendment that do not relate to historical facts are intended to identify forward-looking statements.

The forward-looking statements in this Amendment are not representations or guarantees of future performance and involve certain risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include, but are not limited to, those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Filing. Many of such factors are beyond AAWW’s control and are difficult to predict. Readers are therefore cautioned not to place undue reliance on forward-looking statements. Such forward-looking statements speak only as of the date of this Amendment. AAWW does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, AAWW, whether as a result of new information, future events or otherwise, except as required by law and expressly disclaims any obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Each member of the AAWW Board of Directors (the “Board”) is elected each year at the Company’s annual meeting of shareholders to hold office until the next annual meeting of shareholders. As of December 31, 2022, the Board consisted of ten directors.

The Nominating and Governance Committee evaluates the size and composition of the Board and reviews each member’s skills, characteristics, and independence. The Board believes that each director brings strong skills, background, experience, and industry expertise to the boardroom, giving the Board as a group the appropriate balance of skills needed to exercise its oversight responsibilities and composition that aligns with our long-term strategy. The Board further believes that diversity with respect to gender, race and ethnicity, background, professional experiences and perspectives are important elements in the Board review process. To underscore its commitment to Board diversity, the Nominating and Governance Committee charter provides that such diversity (including gender, race, and ethnicity) should be a factor in assessing the Board’s core competencies as a whole. Both the Nominating and Governance Committee and the full Board will therefore consider attributes such as race, ethnicity, gender, cultural background and professional experience when assessing the Board’s overall composition.

Duncan J. McNabb

Chairman of the Board

Age: 70

Director since: 2012

Other Public Company Directorships:

AAR Corp.

Previous Public Company Directorships (last 5 years):

None.

Other Activities:

Chairman of the Airlift/Tanker Association

Chairman of Government Security Committee of AT Kearney Public Sector & Defense Services

Co-Founder and Managing Partner of Ares Mobility Solutions, Inc.

Former Director of Elbit Systems of America

Former Director of AdvanTac Technologies

Background: General Duncan J. McNabb, U.S. Air Force (retired), served as Commander of the United States Air Mobility Command from 2005 to 2007 and Commander of the United States Transportation Command (USTRANSCOM) from 2008 until his retirement from the Air Force in December 2011. USTRANSCOM is the single manager for air, land, and sea transportation for the Department of Defense (DOD). He also served as DOD’s Distribution Process Owner, overseeing DOD’s end-to-end supply chain, transportation, and distribution to U.S. armed forces worldwide. General McNabb commanded more than $56 billion in strategic transportation assets, over 150,000 service personnel and a worldwide command-and-control network. A graduate of the United States Air Force Academy and Air Force pilot, he ﬂew more than 5,600 hours in transport and rotary aircraft. General McNabb has held command and staff positions at squadron, group, wing, major command, and DOD levels. During his over 37-year military career, General McNabb also served as the Air Force Deputy Chief of Staff for Plans and Programs with responsibility for all Air Force programs and over $500 billion in funding over the Air Force’s Five-Year Defense Plan (FYDP). He later served as Director of Logistics on the Joint Staff and was responsible for operational logistics and strategic mobility support. Before his ﬁnal command at USTRANSCOM, General McNabb served as the 33rd Vice Chief of Staff of the Air Force. Following retirement, General McNabb has served on a number of public, private, and not-for-proﬁt boards and has provided strategic consulting services.

Board Skills and Qualiﬁcations: Civil and Governmental Aviation; Corporate Governance; Cybersecurity and Information Technology; Global Operations; International Trade; Legal, Regulatory and Government Affairs; Military Affairs; Supply Chain and Procurement; Public-Company Board Experience; Strategic Planning; Transportation and Security

Charles F. Bolden, Jr.

Independent Director

Age: 76

Director since: 2017

Committees:

Audit and Finance

Compensation

Other Public Company Directorships:

Aerojet Rocketdyne Holdings, Inc.

Previous Public Company Directorships (last 5 years):

None

Other Activities:

Director of Blue Cross/Blue Shield of South Carolina

Director of Ligado Networks LLC

Background: Major General Charles F. Bolden, Jr., U.S. Marine Corps (retired), served as the 12th Administrator of the National Aeronautics and Space Administration (NASA) from July 2009 to January 2017. As Administrator, he led a nationwide NASA team to advance the missions and goals of the U.S. space program. General Bolden’s 34-year career with the U.S. Marine Corps also included 14 years as a member of NASA’s Astronaut Office. After joining the Office in 1980, General Bolden traveled to orbit four times aboard the space shuttle between 1986 and 1994, commanding two of the missions and piloting two others. His ﬂights included deployment of the Hubble Space Telescope and the ﬁrst joint U.S.-Russian shuttle mission, which featured a cosmonaut as a member of his crew. General Bolden left NASA in 1994 and returned to the operating forces of the Marine Corps. His ﬁnal duty was as Commanding General of the 3rd Marine Aircraft Wing, Miramar, Calif.

Board Skills and Qualiﬁcations: Civil and Governmental Aviation; Corporate Governance; Cybersecurity and Information Technology; Global Operations; Military Affairs; Public-Company Board Experience; Strategic Planning; Transportation and Security

Walter G. Borst

Independent Director

Age: 61

Director since: 2022

Committees:

Audit and Finance

Other Public Company Directorships:

None

Previous Public Company Directorships (last 5 years):

Navistar International Corporation

Other Activities:

Director, Navistar International Corporation

Chairman of the Board of Trustees of Kettering University

Background: Mr. Borst served as Executive Vice President and Chief Financial Officer of Navistar International Corporation (“Navistar”) from 2013 to 2021. Prior to joining Navistar, Mr. Borst served as Chairman, Chief Executive Officer and President of General Motors Asset Management, as well as in a number of other positions of increasing responsibility with General Motors Company, including Assistant Treasurer from 1997 to 2000, Chief Financial Officer and Executive Director of its Adam Opel AG subsidiary from 2000 to 2002, Treasurer from 2003 to 2009, and Vice President and Treasurer from 2009 to 2010.

Board Skills and Qualiﬁcations: Capital Structure; Corporate Governance; Current/Previous Senior Executive Experience; Cybersecurity and Information Technology; Finance, Accounting and Risk Management; Global Operations; International Trade; Legal, Regulatory and Government Affairs; Mergers and Acquisitions; Military Affairs; Public-Company Board Experience; Strategic Planning; Supply Chain and Procurement; Transportation and Security

Raymond L. Conner Independent Director Age: 67 Director since: 2022 Committees: Compensation Other Public Company Directorships: Alaska Air Group, Inc.

Background: Mr. Conner is operating advisor to Clayton, Dubilier & Rice, a private investment ﬁrm, since September 2018. He served as the former Vice Chairman of the Boeing Company from 2013 to 2017. Prior to his appointment to Vice Chairman, Mr. Conner served in a number of positions of increasing responsibility with Boeing Commercial Airplanes since 1977, including a variety of roles within the sales, ﬁnance and material divisions. Most recently, he served as Vice President and General Manager of the 777 program from 2001 to 2003, Vice President of Sales for the Americas from 2003 to 2007, Vice President and General Manager of Supply Chain Management and Operations from 2008 to 2011, Vice President Sales, Marketing and Commercial Aviation Services in 2012 and President and Chief Executive Officer from 2012 to 2016.

Previous Public Company Directorships (last 5 years): Adient plc Other Activities: Board of Trustees, Central Washington University

Board Skills and Qualiﬁcations: Capital Structure; Civil and Governmental Aviation; Corporate Governance; Current/Previous Senior Executive Experience; Cybersecurity and Information Technology; Finance, Accounting and Risk Management; Global Operations; International Trade; Legal, Regulatory and Government Affairs; Mergers and Acquisitions; Military Affairs; Public-Company Board Experience; Sales and Marketing; Strategic Planning; Supply Chain and Procurement; Transportation and Security

John W. Dietrich

President and CEO

Age: 58

Director since: 2020

Other Public Company Directorships:

None

Previous Public Company Directorships (last 5 years):

None

Other Activities:

Chairman of the National Defense Transportation Association

Director of Airlines for America

Director of the National Air

Carrier Association

Member of the Board of Governors of International Air Transport Association

Background: Mr. Dietrich became our President and Chief Executive Officer in January 2020. He was also elected to our Board of Directors at such time. Prior to January 2020, he served as our President and Chief Operating Officer from July 2019 and our Executive Vice President and Chief Operating Officer from September 2006. During the period of March 2003 to September 2006, Mr. Dietrich held a number of senior executive positions in the Company, including Senior Vice President, General Counsel, Chief Human Resources Officer, Corporate Secretary, and head of IT and Corporate Communications functions. Mr. Dietrich joined Atlas in 1999 as Associate General Counsel. Prior to joining us, he was a litigation attorney at United Airlines from 1992 to 1999, where he focused on employment and commercial litigation issues. He also serves as Chairman of the National Defense Transportation Association, a director of Airlines for America, and a director of the National Air Carrier Association. Mr. Dietrich earned a Bachelor’s of Science degree from Southern Illinois University and received his Juris Doctorate, cum laude, from the University of Illinois at Chicago John Marshall Law School. He is a member of the New York, Illinois and Colorado Bars.

Board Skills and Qualiﬁcations: Capital Structure; Civil and Governmental Aviation; Corporate Governance; Current/Previous Senior Executive Experience; Global Operations; International Trade; Legal Regulatory and Government Affairs; Mergers and Acquisitions; Military Affairs; Strategic Planning; Supply Chain and Procurement; Transportation and Security

Beverly K. Goulet

Independent Director

Age: 68

Director since: 2021

Committees:

Compensation (Chair)

Other Public Company Directorships:

Xenia Hotels & Resorts, Inc.

Other Activities:

Director, Rolls-Royce Holdings plc

Background: Ms. Goulet served as Senior Vice President and Chief Integration Officer of American Airlines Group Inc. (“American”) from 2013 through November 2015 and Executive Vice President and Chief Integration Officer from December 2015 until her retirement from American in June 2017. Ms. Goulet was also the Chief Restructuring Officer of American from 2011 to 2013 and Vice President – Corporate Development and Treasurer from 2002 to 2013. Prior to joining American, Ms. Goulet practiced corporate and securities law for 13 years. She received a Bachelor’s degree and a Juris Doctor from the University of Michigan.

Board Skills and Qualiﬁcations: Capital Structure; Civil and Governmental Aviation; Corporate Governance; Current/Previous Senior Executive Experience; Finance, Accounting and Risk Management; Global Operations; Legal, Regulatory and Government Affairs; Mergers and Acquisitions; Public-Company Board Experience; Strategic Planning; Transportation and Security

Bobby J. Griffin

Independent Director

Age: 74

Director since: 2016

Committees:

Nominating and Governance (Chair)

Compensation

Other Public Company Directorships:

Hanesbrands Inc.

United Rentals, Inc.

WESCO International, Inc.

Previous Public Company Directorships (last 5 years):

None

Background: Mr. Griffin served as President – International Operations for Ryder System, Inc., a global provider of transportation, logistics and supply chain management solutions from 2005 to 2007. Beginning in 1986, Mr. Griffin served in various other management positions with Ryder, including as Executive Vice President – International Operations from 2003 to 2005 and Executive Vice President – Global Supply Chain Operations from 2001 to 2003. Prior to Ryder, Mr. Griffin was an executive at ATE Management and Service Company, Inc., which was acquired by Ryder in 1986.

Board Skills and Qualiﬁcations: Corporate Governance; Current/Previous Senior Executive Experience; Global Operations; International Trade; Mergers and Acquisitions; Public-Company Board Experience; Supply Chain and Procurement; Strategic Planning; Transportation and Security

Sheila A. Stamps

Independent Director

Age: 65

Director since: 2018

Committees:

Audit and Finance (Chair)

Nominating and Governance

Other Public Company Directorships:

IQVIA Inc.

MFA Financial, Inc.

Pitney Bowes Inc.

Previous Public Company Directorships (last 5 years):

CIT Group, Inc. and its wholly owned subsidiary, CIT Bank N.A.

Forest Road Acquisition Corp

Other Activities:

Director of IES Abroad Former Commissioner and

Audit Committee Chair of the New York State Insurance Fund Board Advisory Services

Faculty Member of the National Association of Corporate Directors (NACD)

NACD Board Leadership Fellow

Background: Ms. Stamps has a diversity of strategic and ﬁnancial experience, including governance oversight of aviation businesses. She previously served as Executive Vice President at DBI, LLC, a private mortgage investment company, from 2011 to 2012. She served from 2008 to 2011 as Director of Pension Investments and Cash Management at New York State Common Retirement Fund, and from 2004 to 2005 as a Fellow at the Weatherhead Center for International Affairs at Harvard University. Prior to this, Ms. Stamps served as a Managing Director and Head of Relationship Management, Financial Institutions at Bank of America. From 1982 to 2003, she held a number of executive positions both domestic and international with Bank One Corporation (now JPMorgan), including Managing Director and Head of European Asset-Backed Securitization and a member of the EMEA Strategic Operating Committee. Ms. Stamps holds an MBA from the University of Chicago, a CERT Certiﬁcate in Cybersecurity from Carnegie Mellon, and an ESG Certiﬁcate and Designation from Competent Boards.

Board Skills and Qualiﬁcations: Capital Structure; Corporate Governance; Cybersecurity and Information Technology; Finance, Accounting and Risk Management; Mergers and Acquisitions; Regulatory and Government Affairs; Sales and Marketing; Strategic Planning; Current/Previous Senior Executive Experience; Public-Company Board Experience

George A. Willis

Independent Director

Age: 58

Director since: 2022

Committees:

Nominating and Governance

Other Public Company Directorships:

Vulcan Materials Company

Previous Public Company Directorships (last 5 years):

None

Other Activities:

Director, JM Huber Corporation

Background: Mr. Willis has extensive experience in logistics and operations, including in managing a diverse transportation product portfolio in a range of domestic and international markets. During his 36-year career with United Parcel Service (“UPS”), he served the company in many executive level positions. In his most recent role as President of U.S. Operations, he was responsible for all package delivery services, as well as UPS Airlines, for the world’s largest economy. Mr. Willis was also a member of the UPS Executive Leadership Team, which is responsible for long-term strategy and operating execution. From 2015-2018, he served as UPS President, West Region, and from 2013-2015, he was UPS President for the UK, Ireland and Nordics Region, serving as Managing Director for nine countries. Mr. Willis was Vice President of U.S. Operations and Senior Vice President of UPS Store Franchise from 2012-2013. Prior to that assignment, he served as regional President in Southern California and North Carolina. From 1984-1988, Mr. Willis served in the U.S. Marine Corps Reserves, where he managed logistics and just-in-time network for warehousing. He was honorably discharged as a non-commissioned officer.

Board Skills and Qualiﬁcations: Capital Structure; Civil and Governmental Aviation; Corporate Governance; Current/Previous Senior Executive Experience; Cybersecurity and Information Technology; Global Operations; International Trade; Mergers and Acquisitions; Public-Company Board Experience; Sales and Marketing; Strategic Planning; Supply Chain and Procurement; Transportation and Security

Carol J. Zierhoffer

Independent Director

Age: 62

Director since: 2021

Committees:

Audit and Finance

Nominating and Governance

Other Public Company Directorships:

Allscripts Healthcare Solutions, Inc.

Previous Public Company Directorships (last 5 years):

None

Other Activities:

Executive Advisory Board Member, OpsCruise

Founding Board Member, A Little Compassion

Background: Ms. Zierhoffer has over 35 years of experience in the information technology industry. Most recently and until her retirement in October 2019, Ms. Zierhoffer served as the Senior Vice President and Global Chief Information Officer at Bechtel Corporation (“Bechtel”), where she oversaw Bechtel’s Global Information Systems & Technology organization with responsibility for Bechtel’s business and technology solutions, cybersecurity, infrastructure and operations, big data and analytics, innovation, emerging technology and knowledge management for Bechtel’s business lines and projects worldwide. Additionally, Ms. Zierhoffer served as Vice President and Global Chief Information Officer of Xerox Corporation from 2012 through 2013, Vice President and Global Chief Information Officer of ITT Corporation from 2008 through 2011 and Vice President and Chief Information Officer of three Northrop Grumman Corporation sectors — Electronics, Information Technology and Mission Systems — from 2002 through 2008.

Board Skills and Qualiﬁcations: Civil and Governmental Aviation; Corporate Governance; Current/Previous Senior Executive Experience; Cybersecurity and Information Technology; Finance, Accounting and Risk Management; Global Operations; International Trade; Mergers and Acquisitions; Public-Company Board Experience; Strategic Planning; Supply Chain and Procurement

We view each of the skillsets discussed in the Director biographies above to be essential to the effective oversight of the Company, as discussed further below:

•
Capital Structure: Background and experience in capital structure and allocation to help the Board make informed decisions regarding the funding of our operations.
•
Civil & Governmental Aviation: Background and experience in commercial aviation and the impact of governmental regulation on the industry to help the Board deepen its understanding of the markets in which we operate.
•
Corporate Governance: Experience and knowledge of public-company governance issues and policies and governance leading practices to support our goal to operate ethically, with accountability and transparency.
•
Current / Previous Senior Executive Experience: Business and strategic management experience from service in a signiﬁcant leadership position such as a CEO or CFO or other senior leadership role to help us drive business strategy, growth and performance.
•
Cybersecurity & Information Technology: Experience in technology, innovation or cybersecurity, particularly as a senior executive, to assist us as we seek to identify and address the impact of technology on our business and our long-term success.
•
Finance, Accounting & Risk Management: Background and experience in ﬁnance, accounting, ﬁnancial reporting or risk management to support the Board in providing effective ﬁnancial oversight over a growing and increasingly complex organization.
•
Global Operations: Experience doing business internationally or focused on international issues and operations and exposure to markets, economies and cultures outside the U.S. that provides the Board with a diversity of perspectives in its decision-making.
•
International Trade: Experience in the international exchange of goods and services whose economic, social and political importance are on the rise and that are taking on a larger role in the Board’s practical understanding in Company decision-making and strategy.
•
Legal, Regulatory & Governmental Affairs: Experience in legal, regulatory and governmental affairs, including as part of a business and/or through positions with governmental organizations, helps the Board understand legal risks and contributes to its understanding of the regulatory landscape and working with governmental agencies.

•
Mergers & Acquisitions: Experience that provides the Board with insight into developing and implementing strategies for our growing business.
•
Military Affairs: Experience in military matters to help the Board understand and oversee the development of our business and relationship with the Air Mobility Command, United States Transportation Command, and other government-related operations.
•
Public-Company Board Experience: Experience acquired on other boards to help the Board oversee an ever-changing mix of strategic, operational and compliance-related matters.
•
Sales & Marketing: Experience to help the Board oversee the identiﬁcation and development of new markets for our services and related goods.
•
Strategic Planning: Experience and background in strategic planning to help the Board deﬁne and prioritize our direction, communicate our message and ensure organizational alignment that reﬂects a shared vision of the Company’s role, values and priorities.
•
Supply Chain & Logistics: Experience in sourcing and managing the ﬂow of goods and services to help us maximize customer value and to gain a competitive advantage in the marketplace.
•
Transportation: Experience in our business and industry that contributes to the Board’s understanding in deﬁning and prioritizing our strategy and key issues most impactful to our business.

Board and Committee Information

Our Board maintains three standing Committees, an Audit and Finance Committee, Compensation Committee, and Nominating and Governance Committee, each of which has a charter that details the Committee’s responsibilities. The charters for all the standing Committees of the Board of Directors are available on our website located at

www.atlasairworldwide.com under the “About Us — Corporate Responsibility — Governance” section. The charters are also available in print and free of charge to any shareholder who sends a written request to the Secretary at Atlas Air Worldwide Holdings, Inc., 2000 Westchester Avenue, Purchase, NY 10577.

Audit and Finance Committee

The Audit and Finance Committee of the Board of Directors currently consists of four outside Directors: Mses. Stamps (Chair) and Zierhoffer, and Messrs. Bolden and Borst, each of whom is an independent Director within the meaning of the applicable rules and regulations of the SEC and Nasdaq (see also “Director Independence” below). The Board has determined that Ms. Stamps and Mr. Borst are “audit committee ﬁnancial experts” as deﬁned under applicable SEC rules.

The Audit and Finance Committee’s primary function, as set forth in its written charter (available on our website at

www.atlasairworldwide.com in the “About Us — Corporate Responsibility — Governance” section) is to assist the Board in overseeing the:

•
Quality and integrity of the ﬁnancial statements of the Company;
•
Qualiﬁcations and independence of our independent registered public accounting ﬁrm;
•
Performance of the Company’s internal audit function and independent registered public accounting ﬁrm;
•
Compliance with legal and regulatory requirements by the Company;
•
Effectiveness of the Company’s ﬁnancial reporting process, disclosure practices and systems of internal controls; and
•
Company’s ﬁnancial policies, investment strategies and capital structure.

The Audit and Finance Committee is also responsible for overseeing the Company’s Code of Ethics (see also “Code of Ethics” below) and related party transactions. The Audit and Finance Committee reviews and reassesses the adequacy of its charter on an annual basis and recommends proposed changes to the Board of Directors for approval. The Audit and Finance Committee held eight meetings in 2022.

Executive Officers

John W. Dietrich. Mr. Dietrich, age 58, has been our President and Chief Executive Officer and a member of our Board of Directors since January 2020. Prior to January 2020, he served as our President and Chief Operating Officer from July 2019 and our Executive Vice President and Chief Operating Officer from September 2006. In addition, he was President and Chief Operating Officer of Atlas Air, Inc. from October 2014 to December 2019. During the period from March 2003 to September 2006, Mr. Dietrich held a number of senior executive positions in the Company, including Senior Vice President, General Counsel, Chief Human Resources Officer, Corporate Secretary and head of the IT and Corporate Communications functions. Mr. Dietrich joined Atlas in 1999 as Associate General Counsel. Prior to joining us, he was a litigation attorney at United Airlines from 1992 to 1999, where he provided legal counsel to all levels of management, particularly on employment and commercial litigation issues. He also serves as Chairman of the National Defense Transportation Association, a director of the National Air Carrier Association and Member of the Board of Governors of International Air Transport Association ("IATA"). Mr. Dietrich earned a Bachelor’s of Science degree from Southern Illinois University and received his Juris Doctorate, cum laude, from the University of Illinois at Chicago John Marshall Law School. He is a member of the New York, Illinois and Colorado Bars.

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

Adam R. Kokas. Mr. Kokas, age 51, has been our General Counsel and Secretary since October 2006, and Executive Vice President since January 2014. Mr. Kokas is responsible for directing all of the Company’s legal and regulatory affairs, as well as overseeing government affairs and public policy matters. In November 2007, Mr. Kokas assumed responsibility for the Company’s Human Resources Department. He served as our Chief Human Resources Officer until March 2018. Mr. Kokas joined us from Ropes & Gray LLP, where he was a partner in their Corporate Department, focusing on general corporate, securities, transactions and business law matters. Mr. Kokas also serves as the Chair of the IATA’s Legal Advisory Council and is a member of the board of directors and Audit and Finance Committee of the Society of Corporate Governance. He also served as the Chairman of the Board of the Cargo Airlines Association from 2011 to 2019. Mr. Kokas earned a Bachelor of Arts degree from Rutgers University and is a cum laude graduate of the Boston University School of Law, where he was an Edward M. Hennessey scholar. Mr. Kokas is a member of the New York and New Jersey Bars.

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

Keith H. Mayer. Mr. Mayer, age 58, has been Senior Vice President and Chief Accounting Officer since January 2018 and Corporate Controller since November 2010. Prior to January 2018, he was Vice President since November 2010. Mr. Mayer joined us from PepsiCo, Inc. In his most recent role at PepsiCo, he served as Chief Financial Officer of an international coffee partnership between PepsiCo and Starbucks Corporation. Mr. Mayer also served PepsiCo in a variety of roles since 1999, including Director of External Reporting, Assistant Controller for PepsiCo International, Senior Group Manager of Financial Accounting for Frito-Lay North America, and Group Manager of Technical Accounting. Prior to joining PepsiCo, Mr. Mayer held financial positions of increasing responsibility with Coopers & Lybrand LLP (now PricewaterhouseCoopers LLP). Mr. Mayer earned a Bachelor’s degree in Accounting from the University of Bridgeport where he graduated magna cum laude. He is a certified public accountant.

Pursuant to our Amended and Restated By-Laws (the “By-Laws”), each officer serves until their successors are elected or appointed by the Board, and qualified, or until his or her earlier resignation or removal.

Code of Ethics

Our Audit and Finance Committee monitors our Code of Conduct Applicable to the Chief Executive Officer, Senior Financial Officers and Members of the Board of Directors (the “Code of Ethics”). The Code of Ethics includes certain provisions regarding disclosure of violations and waivers of, and amendments to, the Code of Ethics by covered parties. The Code of Ethics is reviewed on an annual basis by our Audit and Finance Committee. Any person who wishes to obtain a copy of our Code of Ethics may do so by writing to the Secretary, Atlas Air Worldwide Holdings, Inc., 2000 Westchester Avenue, Purchase, NY 10577. A copy of the Code of Ethics is available in the “About Us — Corporate Responsibility — Governance” section of our website at www.atlasairworldwide.com.

Compensation of Non-Employee Directors

The compensation of our non-employee Directors is reviewed by the Compensation Committee on a periodic basis. Compensation for our non-employee Directors in 2022 consisted of the following:

Cash Retainer

•
Each of our non-employee Directors received a $95,000 annual cash retainer, payable quarterly in advance.

Equity Compensation — Restricted Stock Units

•
On the date of our annual meeting of shareholders, each of our non-employee Directors received a grant of restricted stock units (“RSUs”) for a number of shares having a value of $110,000 (calculated based on the closing price of our Common Stock on the date of grant).
•
The RSUs generally vest and are automatically converted into common shares on the one-year anniversary of the date of grant.
•
Non-employee Directors had the option to defer the receipt of common shares resulting from the vesting of their RSUs.

Chairman

•
The Chairman of the Board received $150,000.
•
The Chairs of the Audit and Finance Committee, the Compensation Committee and the Nominating and Governance Committee received $20,000, $15,000 and $15,000, respectively.

Meeting Fees

•
Directors did not receive regular meeting fees. However, if more than six meetings of the Board or any Committee occur (determined independently) in any given year, meeting fees were paid at the rate of $1,500 per meeting (with the Chairman of the Board or the Committee Chair being paid at the rate of $3,000 for any such meeting).

Medical, Dental and Vision Care Insurance (frozen and only available to those Directors who joined the Board in or prior to 2011)

•
Optional medical, dental and vision care coverage for certain non-employee Directors and their eligible dependents on terms and at a premium cost similar to that charged to employees (only one participant).
•
Participation in the Company’s medical plans (at full premium cost to the Director) following retirement from the Board until becoming Medicare eligible, provided that the non-employee Director retired after attaining age 60 and had at least 10 years of Board service.

2022 Total Compensation of Non-Employee Directors

The following table shows (i) the cash amount paid to each non-employee Director for his or her service as a non-employee Director in 2022, and (ii) the grant date fair value of RSUs awarded to each non-employee Director in 2022, calculated in accordance with the accounting guidance on share-based payments. Mr. Dietrich did not receive any additional compensation for his service as a Director in 2022.

Name	Fee Earned Or Paid in Cash	Stock Awards	Total
	($)	($)(1)	($)
Timothy J. Bernlohr(2)	67,000	-	67,000
Charles F. Bolden, Jr.	125,000	110,002	235,002
Walter G. Borst	58,591	110,002	168,593
Raymond L. Conner	58,591	110,002	168,593
Beverly K. Goulet	126,500	110,002	236,502
Bobby Griffin	135,500	110,002	245,502
Carol B. Hallett(2)	58,000	-	58,000
Duncan McNabb	287,000	110,002	397,002
Sheila A. Stamps	143,500	110,002	253,502
John K. Wulff(2)	61,000	-	61,000
George A. Willis	58,591	110,002	168,593
Carol J Zierhoffer	108,500	110,002	218,502

(1) These units vest on the one-year anniversary of the grant date. The grant date fair value was $69.71 per share.

(2) Each of Messrs. Bernlohr and Wulff and Ms. Hallett retired from the Board on May 31, 2022.

Non-Employee Directors’ Outstanding Equity Awards at Fiscal Year-End 2022

The table below shows outstanding equity awards for our non-employee Directors as of December 31, 2022.

Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
		(#)(1)	($)(2)
Charles F. Bolden, Jr.	5/31/2022	1,578	159,062
Walter G. Borst	5/31/2022	1,578	159,062
Raymond L. Conner	5/31/2022	1,578	159,062
Beverly K. Goulet	5/31/2022	1,578	159,062
Bobby Griffin	5/31/2022	1,578	159,062
Duncan McNabb	5/31/2022	1,578	159,062
Sheila A. Stamps	5/31/2022	1,578	159,062
George A. Willis	5/31/2022	1,578	159,062
Carol J Zierhoffer	5/31/2022	1,578	159,062

(1) The grant date fair value of units granted on May 31, 2022 was $69.71 per share.

(2) The market values reflect the closing price of our Common Stock on the Nasdaq Global Market on December 30, 2022 (the last trading day of 2022), which was $100.80 per share.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Our Compensation Discussion and Analysis (“CD&A”) describes Atlas Air’s executive compensation program, including total 2022 compensation, for our named executive officers (“NEOs” or “Named Executive Officers”) listed below:

John W. Dietrich	President and Chief Executive Officer
James Forbes	Executive Vice President and Chief Operating Officer
Adam R. Kokas	Executive Vice President, General Counsel and Secretary
Spencer Schwartz	Executive Vice President and Chief Financial Officer
Michael T. Steen	Executive Vice President and Chief Commercial Officer

Overview of the CARES Act and Related 2022 Executive Compensation Matters

As we discussed in last year’s Proxy Statement, in May 2020, the Company entered into a Payroll Support Agreement (“PSP Agreement”) with the United States Department of Treasury in connection with the funding made available to cargo air carriers under the CARES Act. In connection with the PSP Agreement and the CARES Act, the Company was subject to restrictions on the amount of total compensation that could be provided to certain employees, including each of the Company’s NEOs, from March 24, 2020 through March 24, 2022 (the “CARES Limitation Period”).

In general, the CARES Act restrictions provided that a covered employee may not receive, in any 12 consecutive month period during the CARES Limitation Period, compensation that exceeded the amount such employee received in calendar year 2019, in each case as calculated under applicable guidance. In the case of employees who received more than $3 million in total compensation in 2019, the employees could not receive, in any 12 consecutive month period during the CARES Limitation Period, compensation that exceeded the sum of (i) $3 million and (ii) 50% of the total compensation in excess of $3 million received by such employee in calendar year 2019, in each case as calculated under applicable guidance. Due to the timing of the CARES Act restrictions and the time period with respect to which they are calculated, the compensation earned by our Chief Executive Officer and Chief Operating Officer during the CARES Limitation Period was further limited because the CARES Act restrictions were applied to their lower pre-promotion compensation levels. The CARES Act and PSP Agreement also contain restrictions on severance and similar payments. Company management, in consultation with the Compensation Committee’s independent consultant and outside counsel, designed processes to ensure compliance with the CARES Act compensation limitations.

Throughout 2020, 2021, and 2022 the actions of both our Compensation Committee and senior management team remained principles-based and aligned with the Company’s compensation philosophy. Our Compensation Committee understood the importance of developing a compensation program that would allow us to motivate and retain our management team, incentivize a high level of operational performance and reliability during this challenging global period when airfreight has been of critical importance, and reward the hard work and high performance of our executives as they operate a global airline during a pandemic. It was also important that our compensation program allowed us to incentivize and maintain the loyalty of our executives, recognize the potential overall reductions in their respective incentive compensation opportunities due to the CARES Act, and comply with the compensation limitations of the CARES Act during the CARES Limitation Period.

As described in greater detail in last year’s Proxy Statement, all 2021 long-term incentive compensation granted to our NEOs was in the form of performance-based cash awards that, in certain cases, had extended vesting and performance periods. As we exited the CARES Limitation Period in 2022, we returned to our traditional practice of providing long-term incentive compensation paid to our NEOs in the form of performance share units (“PSUs”) and RSUs.

Executive Compensation Philosophy and Objectives

The short- and long-term incentive compensation design and award decisions made by our Compensation Committee were made to incentivize and retain our executives, including our NEOs, and comply with the executive compensation restrictions imposed by the CARES Act during the CARES Limitation Period. This section describes the design and intent of those programs based on the context of the environment in which those decisions were made, and provides insight as to how the Committee has re-aligned the structure of our executive compensation program now that the CARES Limitation Period has ended.

Primary Components of NEO Compensation

The below table summarizes the three primary components of our NEOs’ compensation for fiscal 2022:

Elements of Pay	Form	Links to Performance	Purposes
Base Salary	Cash	Fixed annual compensation	• Reviewed regularly to consider changes in responsibility, experience, market competitiveness, and contributions to Company success
Short-Term Incentive	Cash	Adjusted Net Income (“ANI”) On-time performance / customer service reliability metric (“OTP”) Individual performance objectives
•
Derived from our annual operating plan and results (Adjusted Net Income)
•
Close alignment with shareholder interests
•
Strictly performance-based against measurable metrics
•
No payout if performance results is below threshold

Long-Term Incentives	PSUs and Performance Cash Awards	Growth in Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA growth”) Return on Invested Capital (“ROIC”) Relative total shareholder return (“TSR”)
•
Links NEO and long-term shareholder interests
•
Serves as a key retention tool and a strong long-term performance driver
•
Performance-based against measurable metrics; no payout guaranteed (all metrics)
•
Close alignment to shareholder returns via a relative metric (TSR)
•
Specifically responsive to shareholder feedback

	RSUs	Alignment with shareholder returns	• Multiyear long-term retention • Value tied to share price

Base Salary

Base salary levels for NEOs are generally reviewed annually by the CEO and the Compensation Committee in the ﬁrst quarter, which is when the Compensation Committee reviewed each NEO’s performance for the prior year. On April 1, 2022, Mr. Dietrich’s base salary was increased from $850,000 to $950,000 and Mr. Forbes’ base salary was increased from $450,000 to $550,000. No other NEOs received a base salary increase in 2022.

Short-Term Incentive Programs

As described in last year’s Proxy Statement, due to the CARES Act Limitations, in 2021 the Company established a Strategic Bonus Plan (“SBP”) with an extended performance and service period that began on January 1, 2021 and ended at the end of the first fiscal quarter of 2022 (a 15-month program as opposed to our traditional 12-month program). In 2022, we returned to our traditional structure in the form of our Annual Incentive Program for Senior Executives (“AIP”). As a

result, due to these timing considerations, the Summary Compensation Table in this Form 10-K/A reports both bonus payments. For both programs, bonuses were payable based on the achievement of the ANI, OTP/customer service reliability, and individual business objectives, as further described below.

In 2020, the AIP payment for each of our NEOs was reduced to maintain compliance with the CARES Act and the PSP Agreement. The Compensation Committee, with advice from its independent compensation consultant and outside counsel, approved a one-time increase in the 2021 target bonus opportunity under the SBP for each of our NEOs to provide our NEOs with an opportunity to “earn back” the reduced 2020 compensation based on Company and individual performance.

SBP Payouts

In 2021, short term incentive awards to our NEOs were granted pursuant to the SBP, which had an extended 15-month performance period beginning January 1, 2021 through March 31, 2022 as compared to our traditional annual incentive program. The formulaic result of our ANI, OTP/customer reliability, and achievement of individual performance objectives resulted in an SBP payout opportunity of 200% of target. Due to the extended performance period, the SBP is reported in the Summary Compensation Table for fiscal 2022. As such, the actual bonus amounts paid to Messrs. Dietrich, Forbes, Kokas, Schwartz, and Steen under the SBP are included in the Summary Compensation Table for Fiscal 2022 under the “Non-Equity Incentive Plan Compensation” column.

Performance metrics under our SBP were similar to those measured for our traditional AIP. Set forth below are the metrics used under our SBP.

Company Financial Performance Metrics	Weighting	Link to Company
Adjusted Net Income	60%	Aligned with the creation of shareholder value and the achievement of objective relevant ﬁnancial performance targets
On-time performance / customer service reliability	20%

Objective, measurable goals that provide an incentive to management to meet or exceed challenging standards set by our customers in the applicable service agreements (maintaining superior on-time customer reliability is essential to differentiating AAWW from its competitors and strengthening long-term customer relationships)

Individual Performance Metrics
Individual performance objectives	20%

Tied directly to the annual and long-term goals set in our Board-approved annual operating budget and long-term strategic plan, including continuous improvement and cost savings, diversifying our business, human capital management, and enhancing our ﬁnancial results

Adjusted Net Income* — Objective Metric. Similar to the Company’s traditional annual incentive plan, the most heavily weighted performance factor in the 2021 SBP was ANI, which was measured for the 15-month performance period. For purposes of the SBP, the ANI performance range was (1) a threshold amount of $218.2 million, (2) $290.9 million for the target amount, and (3) $320.0 million representing maximum achievement. The Company’s ﬁnal ANI achievement under the SBP was $639.8 million.

* ANI is a non-GAAP measure. A reconciliation to the most directly comparable GAAP measure may be found on pages 38 and 39 of the Original Filing.

On-Time Performance/Customer Service Reliability — Objective Metric. An additional performance metric used to determine the 2021 SBP payments was our OTP/customer service reliability metric. For the 2021 SBP, our weighted overall OTP was achieved at 200% of target.

2021 Individual Performance Objectives. Individual short-term performance objectives for our NEOs were reviewed with and approved by the Compensation Committee as part of the process when the Company’s annual operating plan is being reviewed and approved by the Board of Directors.

Our Compensation Committee reviewed each NEO’s accomplishments with respect to the SBP in detail and certified that each of our NEOs achieved their individual performance objectives at the maximum level.

To assess individual performance under the SBP, the Committee considered achievements against each NEO’s individual goals:

•
For Mr. Dietrich, individual discretionary goals were tied to, among other things: executing the Company’s strategic plan; supporting business, ﬂeet and customer expansion/renewals; driving continuous improvement savings; promoting a strong culture of safety; managing and advancing the Company’s long-term strategy; and driving the Company’s DEI strategy to support recruitment, training and development efforts.
•
For Mr. Steen, individual discretionary goals were tied to, among other things: optimizing yields, ﬂeet deployment and utilization; cultivating a pipeline of proﬁtable growth opportunities in all key operating segments; continuing to drive the Company’s DEI strategy to support recruitment, training and development efforts; expanding the Company’s customer base; and developing a strategy of continued expansion through the Titan and Bain Capital Credit joint venture.
•
For Mr. Kokas, individual discretionary goals were tied to, among other things: executing key elements of the Company’s strategic plan; supporting key business, ﬂeet and customer expansion/renewals; helping to drive the Company’s DEI strategy to support recruitment, training and development efforts; advancing the Company’s long-term labor strategy; driving continuous improvement savings; and leading a shareholder outreach process that articulates the Company’s strategy, goals, and achievements.
•
For Mr. Schwartz, individual discretionary goals were tied to, among other things: executing the Company’s strategic plan; supporting business, fleet and customer expansion/renewals; maintaining a strong balance sheet; executing ﬁnancing initiatives to support the business; ﬂeet and customer growth; driving continuous improvement savings; leading proactive investor communications; and driving the Company’s DEI strategy to support recruitment, training and development efforts.
•
For Mr. Forbes, individual discretionary goals were tied to, among other things: continuing to build and cultivate strong customer relationships; enhancing network resiliency; driving continuous improvement savings; driving the Company’s DEI strategy to support recruitment, training and development efforts; promoting a strong culture of safety; supporting comprehensive staffing program; and managing operational requirements and procedures necessary to support COVID-19 vaccine movements.

2022 AIP Payouts

During 2022, our NEOs participated in the AIP. The formulaic result of our ANI, OTP/customer reliability, and achievement of individual performance objectives resulted in an AIP payout opportunity of 132.97% of target to our NEOs. Actual bonus amounts paid to Messrs. Dietrich, Steen, Kokas, Schwartz, and Forbes under the AIP are included in the Summary Compensation Table for Fiscal 2022 under the “Non-Equity Incentive Plan Compensation” column. Below are further details on each element of the AIP.

AIP Payouts
Company Financial Performance Metrics	Weighting	Link to Company
Adjusted Net Income	60%	Aligned with the creation of shareholder value and the achievement of objective relevant ﬁnancial performance targets
OTP/customer service reliability	20%

Objective, measurable goals that provide an incentive to management to meet or exceed challenging standards set by our customers in the applicable service agreements (maintaining superior on-time customer reliability is essential to differentiating AAWW from its competitors and strengthening long-term customer relationships)

Individual Performance Metrics
Individual performance objectives	20%

Tied directly to the annual and long-term goals set in our Board-approved annual operating budget and long-term strategic plan, including continuous improvement and cost savings, diversifying our business, human capital management, and enhancing our ﬁnancial results

Adjusted Net Income* — Objective Metric. The most heavily weighted performance factor in the 2022 AIP is ANI, which was measured for the 12-month performance period. For purposes of the AIP, the ANI performance range was (1) a threshold amount of $335.2 million, (2) $446.9 million for the target amount, and (3) $491.6 million representing maximum achievement. The Company’s ANI achievement for ﬁscal 2022 was $418.0 million and resulted in achievement of performance between the threshold and target performance levels.

* ANI is a non-GAAP measure. A reconciliation to the most directly comparable GAAP measure may be found on pages 38 and 39 of the Original Filing.

On-Time Performance/Customer Service Reliability — Objective Metric. An additional performance metric used to determine the 2022 AIP payments was our OTP/customer service reliability metric. Our 2022 OTP/customer service reliability goals are objective, measurable goals that are set to meet or exceed challenging standards set forth in our ACMI, CMI and AMC/Military customer contracts. In 2022, our weighted overall OTP was achieved at 184.2% of target despite the regulatory challenges and general business disruptions caused by the COVID-19 pandemic. While such goals are customer-speciﬁc and proprietary, they are all very aggressive and denote a high level of OTP. OTP is a key element to our Company’s success and our NEOs each have a role in ensuring that such performance metrics are met.

2022 Individual Performance Objectives. Individual performance objectives are based in large part on our annual business plan and our long-term strategic plan, including enhancing our ﬁnancial results and diversifying our business, among others.

Our Compensation Committee reviewed each NEO’s 2022 accomplishments in detail and certified that each of our NEOs achieved their individual performance objectives at the maximum level.

To assess individual performance under our AIP, the Committee considered achievements against each NEO’s individual goals:

•
For Mr. Dietrich, individual discretionary goals were tied to, among other things: executing the Company’s strategic plan; promoting a strong culture of safety throughout the organization; maintaining a strong balance sheet; managing and cultivating key customer relationships; enhancing the Company’s disclosure on environmental, social and governance matters; completing the operational implementation of the joint collective bargaining agreement; promoting a year-over-year improvement of the Company’s DEI strategy; and supporting business fleet and customer expansions and renewals.
•
For Mr. Steen, individual discretionary goals were tied to, among other things: executing the Company’s customer and service diversification strategy; evaluating fleet acquisition opportunities and coordinating the Atlas and Titan fleet strategy; optimizing yields, ﬂeet deployment and utilization; cultivating a pipeline of proﬁtable growth opportunities in all key operating segments; continuing to drive the Company’s DEI strategy; and developing a strategy of continued expansion through the Titan and Bain Capital Credit joint venture.
•
For Mr. Kokas, individual discretionary goals were tied to, among other things: executing key elements of the Company’s strategic plan; supporting key business, ﬂeet and customer expansion/renewals; executing financing initiatives and additional Titan dry leasing initiatives; supporting the year-over-year growth of the Company’s DEI strategy and initiatives; advancing the Company’s long-term labor strategy and completing the implementation of the Company’s joint collective bargaining agreement; enhancing the Company’s environmental, social and governance matters; and leading a shareholder outreach process that articulates the Company’s strategy, goals, and achievements.
•
For Mr. Schwartz, individual discretionary goals were tied to, among other things: achieving an optimal capital allocation strategy by supporting organic growth initiatives and analyzing and pursuing accretive M&A opportunities; executing the Company’s strategic plan; maintaining a strong balance sheet; driving continuous improvement savings; leading proactive investor communications; driving the year-over-year growth of the Company’s DEI strategy to support recruitment, training and development efforts; and enhancing the Company’s environmental, social and governance matters.
•
For Mr. Forbes, individual discretionary goals were tied to, among other things: completing the operational implementation of the joint collective bargaining agreement; continuing to build and cultivate strong customer relationships; promoting a strong culture of safety throughout the organization; enhancing network resiliency; driving continuous improvement savings; driving the Company’s DEI strategy to support recruitment, training and development efforts; and supporting comprehensive pilot recruiting and staffing program and minimizing attrition.

Long-Term Incentive Compensation

For 2022, the LTI award consisted of PSUs and performance-based cash awards, both of which are subject to a three-year performance period, and RSUs that vest ratably over a three-year period, all as more fully described below. The weighting mix of the LTI components was (1) PSUs 25% (target level), (2) Performance Cash 25% (target level), and (3) time-vesting RSUs 50%.

Performance Share Units, or PSUs, are paid in shares of Common Stock upon vesting. Key characteristics of the PSUs granted in 2022 are as follows:

•
Pays only if the Company achieves, over a three-year period, rigorous preset objective financial targets measured as compared to comparative financial targets for a peer group.
•
Subject to the following financial metrics: EBITDA growth, Average ROIC and relative TSR.
•
The grant date value of the PSUs is reported in the current Summary Compensation Table, but actual value (if any) will not be realized by the NEOs until the three-year period ends and then only if the awards meet applicable performance criteria.

Performance-Based Cash Awards are generally subject to the same key characteristics as PSUs granted in 2022, except that they are reported in the Summary Compensation Table in the year of payment. The reported value of Performance-Based Cash awards that were paid in 2022 is higher than typical due to the fact that all LTI awards granted in 2021 were granted in the form of performance-based cash awards, as described in detail in our Proxy Statement filed in 2022.

Restricted Stock Units, or RSUs, are paid in shares of Common Stock, vest in equal installments on each anniversary of the grant date over a three-year period, and align the economic interests of management with those of our long-term shareholders. RSUs are designed to attract and retain executives by providing them with (1) stock ownership during the applicable vesting period, and (2) a strong incentive to remain with the Company until at least the applicable vesting period ends. In addition, our stock ownership guidelines, as described below, encourage continued alignment between NEOs and other executives and our shareholders.

Goal Setting — How We Set Our Traditional LTI Incentive Metrics:

In designing the long-term incentive awards for our executives, the Compensation Committee considers the annual Board-approved business plan, as well as long-term strategic goals, and designs the long-term incentive targets, including Average ROIC and EBITDA growth. We believe that most of our executives’ total compensation should be at-risk. The Committee also believes that a signiﬁcant portion of our executives’ total compensation should be equity-based, which provides a strong alignment between the senior executives’ compensation and our shareholders’ interests.

Our long-term business strategy contemplates initiatives that enhance our organizational and operating capabilities, generate additional operating efficiencies, broaden our portfolio of assets and services, and diversify our business mix.

Link between Our Performance, Our Strategy and Our LTI Incentive Metrics:

Set forth below are the metrics used under our performance-based long-term incentive awards granted in 2022, which provide appropriate rewards for key ﬁnancial performance and objective results in support of our business strategy and do not promote imprudent or excessive risk-taking. In addition, we believe that our performance metrics align and underscore the link between incentive compensation and the successful execution of our long-term business strategy, and reﬂect our ongoing commitment to a pay-for-performance compensation philosophy.

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

Average ROIC	50%	• Drives growth and proﬁtability through the efficient use of capital and encourages prudent risk-taking
•
Used because the Company’s strategic plan involves a signiﬁcant investment program in its aircraft ﬂeet, and the ability of the Company to manage its balance sheet to generate returns is an important measure to investors

Relative TSR modifier	+/- 20% adjustment based on relative performance against comparator group	• Implemented as a direct result of shareholder feedback
		• Adds relative metric to our LTI (Company three-year share performance compared to S&P SmallCap 600 Index companies)
		• Further aligns compensation with shareholder returns and value
		• No upward modiﬁcation in the event the absolute total shareholder return is negative, even if the Relative TSR performance achieved would have provided for an upward adjustment

We have not disclosed the Company’s speciﬁc EBITDA growth and Average ROIC targets for the three-year performance period (2022-2024) because they represent conﬁdential, commercially sensitive information that we do not disclose to the public and that could cause competitive harm if known in the marketplace.

Both the Company’s EBITDA growth and Average ROIC targets for the 2022-2024 performance period, as well as the factors that inﬂuence these measures, such as revenue and efforts to control costs, are inherently competitive and, if disclosed, would provide valuable insight into areas of focus for the Company. The Compensation Committee sets the EBITDA growth and Average ROIC goals at a level that it believes would be challenging but possible for the Company to achieve. In the interest of providing as much disclosure as appropriate to aid shareholders in assessing the rigor of our LTI metrics, below is a detailed description of our LTI goal-setting process. In addition, we have included the threshold, target, and maximum levels as well as the actual performance level of each LTI metric for completed performance periods.

Our long-term incentive performance metrics relate to key Company long-term strategies and provide substantial payouts only upon achievement of exceptional performance.

At the end of the three-year performance measurement period, the awards vest based on a performance matrix ranging from no payout if the Company’s performance is in the bottom quintile of both EBITDA Growth and Average ROIC metrics to 2x target vesting if performance on both metrics is in the top quintile. Target vesting (100% of the award) is achieved if the Company’s performance is at the target level. Our traditional PSUs and performance-based cash awards are further subject to a relative TSR modiﬁer, based on AAWW share price performance during the three-year performance period relative to the component companies of the S&P 600 SmallCap Index. The Relative TSR modiﬁer will be applied to the vesting percentage determined based on the achievement of the EBITDA Growth and Average ROIC metrics and could increase or decrease that vesting percentage by up to 20%. However, no upward modiﬁcation would be made in the event the absolute total shareholder return is negative, even if the Relative TSR performance achieved would have provided for an upward adjustment.

OTP Performance Awards

In 2021 we granted to our NEOs a special performance-based cash award subject to an OTP/customer service reliability performance metric (the “OTP Performance Award”). Our 2021 OTP/customer service reliability goals are objective, measurable goals that were set to meet or exceed challenging standards set forth in our ACMI, CMI and AMC/Military customer contracts. While such goals were customer-speciﬁc and proprietary, they were all very aggressive and denote a high level of OTP. OTP is a key element to our Company’s success and our NEOs each have a role in ensuring that such performance metrics are met.

For each of our NEOs, except Mr. Forbes, a third of their respective OTP Performance Award vests at the end of the following three performance periods: (i) January 1, 2021 through and including March 31, 2022; (ii) January 1, 2022 through and including December 31, 2022; and (iii) January 1, 2023 through and including December 31, 2023. With respect to Mr. Forbes, his OTP Performance Award was weighted more heavily toward the ﬁrst of the three performance periods, such that approximately 55% (as opposed to 33%) of his OTP Performance Award vested on April 1, 2022 based on the calculation of the Company’s achievement of its OTP/customer service reliability goal through March 31, 2022, in consideration of the disproportionate degree to which Mr. Forbes’ performance-based LTI payments in 2021 were decreased as a result of the CARES Act executive compensation limitations and to further incentivize and reward Mr. Forbes as our Chief Operating Officer for his efforts in maintaining the Company’s exceptional service reliability for our customers in light of the unprecedented demands of our crews during this period.

Payouts to our NEOs with respect to (i) the first performance period ending March 31, 2022 were paid out at 110% of target and (ii) the second performance period ending December 31, 2022 were paid out at 104% of target, and in each case are included in the Summary Compensation Table.

2022 Payout of Performance LTI Awards (2020-2022 Performance Period). In the ﬁrst quarter of 2023, the Compensation Committee reviewed AAWW’s long-term performance over the three-year performance period ended December 31, 2022 for grants made in 2020. The performance metrics for these awards were EBITDA Growth, which is based on a three-year average, and three-year Average ROIC applied on an absolute basis.

For the 2020-2022 performance period, our actual EBITDA Growth was 26.0% and our Average ROIC was 16.6%. This performance was not favorably impacted by the funds received pursuant to the CARES Act and PSP Agreement. The Company’s three-year cumulative TSR was 274.0% for the 2020-2022 performance period, which translated into a ﬁnal TSR modiﬁer of 120%. By applying the TSR modiﬁer, the ﬁnal payout of the 2020-2022 performance LTI awards was 240%. Payouts with respect to the performance awards for the 2020-2022 performance period were made in early 2023 for our NEOs, except for Mr. Forbes, as described below in the section entitled “280G Mitigation Actions.” The table set forth below shows the threshold, target, max as well as actual performance levels of each performance metric.

	Threshold	Target	Max	Actual
EBITDA	>4.5%	>5.5%	>9%	26.0%
Average ROIC	>6%	>7%	>9%	16.6%

As described below in the section entitled “280G Mitigation Actions,” in order to mitigate certain potential adverse tax consequences to Mr. Forbes and to the Company, the Compensation Committee, after considering the actual performance of the Company, accelerated settlement and payment of 2020-2022 PSUs and 2020-2022 traditional performance-based cash awards for Mr. Forbes, in each case that would otherwise vest in the first quarter of 2023, at the maximum level of performance so that they were paid in 2022. Furthermore, the Compensation Committee accelerated the payment of the OTP Performance Cash that would have otherwise vested in the first quarter of 2023 at the target level of performance and the OTP Performance Cash that would have otherwise vested in the first quarter of 2024 at the threshold level of performance.

280G Mitigation Actions Related to Acquisition

Based on an analysis conducted in connection with the Merger, both the Company and Mr. Forbes would potentially have been subject to the adverse tax consequences imposed by Section 280G of the U.S. Internal Revenue Code of 1986, as amended, in connection with the Acquisition. Therefore, to mitigate the expected impact of these adverse tax consequences, the Compensation Committee approved the payment to Mr. Forbes of certain amounts he was entitled to receive in connection with the Merger slightly in advance of the closing of the Acquisition and in December 2022. These actions were made subject to a clawback in favor of the Company, whereby Mr. Forbes was required to reimburse the Company if it is subsequently determined that the amounts accelerated would not have been earned (i.e., due to the failure to satisfy any service- or, if applicable, performance-based vesting criteria).

Peer Group

Our Compensation Committee, together with its independent compensation consultant, periodically reviews relevant competitive market pay data for executives in our industry and similar industries. The Compensation Committee identiﬁes a core group of companies, used to periodically assess the Company’s compensation levels and practices, as one factor in the compensation-setting process. Our Compensation Committee has worked closely with its independent compensation consultant over the years to hone our peer group.

The Compensation Committee believes that identiﬁcation of peers using a broad industry sector code is inadequate and does not establish similarity of operations and business models, nor adequately represent past, current and future competitors for managerial talent, each of which are factors that the Compensation Committee considers in the selection of companies for these purposes.

Our peer group was comprised of the following companies:

		Revenue for FY2022
Company	Description	($ in millions)
AAR Corp.	Provider of aviation services to the worldwide commercial aerospace and government/defense industries	$1,820
Aerojet Rocketdyne	Aerospace and defense manufacturer	$2,238
Holdings, Inc.		$2,137
Air Lease Corporation	Trading Companies and Distributors	$2,137
Air Transport Services Group, Inc.	Provider of air cargo transportation and related services	$2,046
Alaska Air Group, Inc.	Airlines	$9,646
BWX Technologies, Inc.	Supplier of nuclear components and products	$2,233
Crane Holding Co.	Industrial Machinery	$3,375
Curtiss-Wright Corporation	Engineered, technologically advanced products and services	$2,557
Expeditors International of Washington, Inc.	Air Freight and Logistics	$17,071
Hexcel Corporation	Manufacturer of advanced composite materials	$1,578
Hub Group, Inc.	Air Freight and Logistics	$5,431
ITT Inc.	Industrial Machinery	$2,988
Spirit AeroSystems Holdings, Inc.	Aerospace and Defense	$5,030
The Brink’s Company	Security and Alarm Service	$4,536
Triumph Group Inc.	Manufacturer of aerospace structures, systems and components	$1,460
Woodward, Inc.	Industrial Machinery	$2,383
Median Revenue of Peers		$2,470
Atlas Air Worldwide Holdings, Inc.		$4,549

Other Elements of Compensation

Limited Other Beneﬁts and Limited Perquisites

We provide our executives with common beneﬁts, which include health insurance (including certain limited retiree health beneﬁts), severance beneﬁts commensurate with position, 401(k) plan participation, and a retirement restoration program. The Compensation Committee believes that perquisites should be limited. These perquisites are limited principally to ﬁnancial counseling, including limited tax reimbursement payments related thereto. Details concerning these perquisites can be found in the footnotes to the “2022 Summary Compensation Table” below.

Retirement Plans

In addition to the Company’s 401(k) plan, the Company maintains the 401(k) Restoration and Voluntary Deferral Plan (the “Retirement Restoration Plan”) for employees holding the title of Executive Vice President or higher. This plan is a nonqualiﬁed deferred compensation plan intended to make eligible employees whole for compensation limits imposed under our 401(k) plan. Under the Retirement Restoration Plan, a participant is eligible to make elective deferrals and to receive employer credits equal to 5% of eligible compensation in excess of the limits described in Sections 401(a)(17) and 402(g) of the Internal Revenue Code. Initial employer credits vest upon the third anniversary of the executive’s initial eligibility for the plan, and all employer credits after such anniversary are fully vested. Deferrals and employer credits are credited with notional earnings equal to the prime interest rate until distributed on the earliest of (i) the participant becoming disabled, (ii) the participant’s separation from service (including retirement and death), or (iii) a change in control of the Company.

Under our Beneﬁts Program for Senior Executives, Executive Vice Presidents or above would become retirement-eligible on or after (i) attaining age 55 and completing 10 years of service and (ii) giving no less than three months’ advance written notice of such proposed retirement to the then-current CEO, or in the event of the CEO’s retirement such notice must be given to the Chairman of the Board of Directors.

Additional Compensation Policies

Executive Stock Ownership

In support of the Board philosophy that performance and equity incentives provide the best incentives for our NEOs and other members of management and promote increases in shareholder value, the Board monitors compliance with the Guidelines covering all Directors, NEOs, and certain other executives. Such guidelines include both stock ownership and recommended stock holding periods as described below. The Guidelines require executives to achieve certain levels of share ownership over a ﬁve-year period based on the lesser of a percentage of annual base salary or a ﬁxed number of shares.

Target share ownership levels for the Directors and the NEOs under the Guidelines were generally based on the lesser of: (i) 4x annual base cash retainer, or 7,500 shares, for independent Directors, (ii) 6x base salary, or 120,000 shares, for the CEO, (iii) 3.5x base salary, or 40,000 shares, for the Chief Executive Officer of Titan (Mr. Steen), and (iv) 3x base salary, or 30,000 shares, for other Executive Vice Presidents.

In 2022, all of our NEOs were in full compliance with the requisite Common Stock ownership levels set forth in the Guidelines.

Tax Considerations

Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended, limits deductibility of compensation in excess of $1 million paid to our covered employees. Until the Tax Cut and Jobs Act was enacted on December 22, 2017, subject to certain requirements, performance-based compensation was deductible even if it caused the covered employee to receive compensation in excess of $1 million. However, the Tax Cut and Jobs Act eliminated this performance-based compensation exception going forward, subject to limited transition relief for compensation paid pursuant to a contract in effect as of November 2, 2017 that was not materially modiﬁed after such date. The Tax Cut and Jobs Act also expanded who a covered employee is under Section 162(m). Effective for 2017 and thereafter, a covered employee under Section 162(m) is the CEO, the CFO (who previously was not included), and each of the other three highest-paid executive officers.

Although this tax deduction for performance-based compensation has been eliminated for awards granted after November 2, 2017, we continue to believe that a strong link between pay and performance is critical to align executive and stockholder interests. The Compensation Committee will continue to ensure that a meaningful portion of pay for NEOs is at-risk and subject to the attainment of performance goals. The Compensation Committee reserves the right to provide compensation to our executives that is not deductible, including but not limited to when necessary to comply with contractual commitments, or to maintain the ﬂexibility needed to attract talent, promote retention, or recognize and reward desired performance.

Equity Grant Practices

The Compensation Committee generally grants equity awards to NEOs in the ﬁrst quarter of each year. The Compensation Committee does not have any programs, plans or practices of timing these awards in coordination with the release of material nonpublic information. In fact, such awards historically have been granted a week or more following the ﬁling of the Company’s 10-K and the related issuance of its earnings release.

Anti-Hedging Policy

Under our insider trading policy, our NEOs were prohibited from engaging in hedging or other monetization transactions involving our securities, including through the use of ﬁnancial instruments. In addition, our NEOs could not act on investment decisions with respect to Company securities, except during applicable trading window periods. To our knowledge, all of our senior officers, including our NEOs, were in compliance with our anti-hedging policy.

Clawback Policy

We maintained our compensation clawback policy to enhance the alignment of our compensation program features with best practices and consistent with feedback received from our shareholders. Our clawback policy permits us to seek to recover certain amounts of annual cash incentive compensation awarded to any executive officers if payment of such compensation was based on the achievement of ﬁnancial results that were subsequently the subject of a substantial restatement of our ﬁnancial statements due to material noncompliance and the executive officer’s intentional misconduct that contributed to a higher amount of cash incentive compensation received.

Compensation Committee Report

As noted in the Explanatory Note to this Amendment, the closing of the transactions contemplated by the Merger Agreement occurred on March 17, 2023. Following such date, the members of the Compensation Committee prior to the acquisition ceased to serve on the Board of Directors of the Company and, as a result, did not review the Compensation Discussion and Analysis with management or recommend that such disclosure be included in this Amendment.

Compensation Tables and Explanatory Notes

2022 Summary Compensation Table

The following table provides information concerning compensation for our NEOs:

Name and	Year	Salary	Bonus	Stock	Option	Non-Equity	All Other	Total
Principal	(b)	($)	($)	Awards	Awards	Incentive	Compensation	($)
Position		(c)	(d)	($)	($)	Plan	($)	(j)
(a)				(e)	(f)	Compensation	(i)
						($)
						(g)
John W. Dietrich	2022	920,869	—	2,681,358	—	5,909,167	387,208	9,898,601
Chief Executive Officer	2021	850,032	—	—	—	1,441,520	240,679	2,532,231
	2020	850,032	—	2,414,528	—	2,636,820	198,171	6,099,551
Michael T. Steen	2022	675,026	—	1,713,667	—	4,115,684	317,624	6,822,002
Chief Commercial Officer	2021	675,026	1,000,000	—	—	1,441,520	257,840	3,374,386
	2020	675,026	500,000	1,789,566	—	2,230,670	192,823	5,388,085
Adam R. Kokas	2022	625,024	—	1,563,963	—	3,557,653	282,731	6,029,371
General Counsel	2021	625,024	1,000,000	—	—	1,275,760	249,885	3,150,669
	2020	625,024	500,000	1,633,346	—	2,042,160	181,511	4,982,041
Spencer Schwartz	2022	625,024	—	1,563,963	—	3,557,653	292,560	6,039,200
Chief Financial Officer	2021	625,024	1,000,000	—	—	1,275,760	251,509	3,152,293
	2020	625,024	500,000	1,633,346	—	2,047,785	185,203	4,991,358
James A. Forbes	2022	520,853	—	1,022,189	—	2,486,179	223,781	4,253,002
Chief Operating Officer	2021	450,018	—	—	—	391,472	47,082	888,572
	2020	450,018	—	681,710	—	259,250	106,804	1,497,782

2022 Summary Compensation Table Notes

Column (d) — Bonus

The amounts reﬂect the retention bonus opportunity granted in 2019 and paid to each of Messrs. Kokas, Schwartz and Steen in 2021, which related to the Company’s transition of CEOs.

Column (e) — Stock Awards

The amounts reflect the grant date fair value of stock awards, computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures and with performance awards valued based on the probable outcome of performance conditions. For more information about the assumptions used in valuing these awards, see Note 16 in the Original Filing and footnote (5) to the Grants of Plan-Based Awards table below. Stock awards for 2022 reflect the aggregate grant date fair value of (i) time-based RSUs that vest ratably over three years and (ii) PSUs for the three-year performance period ending December 31, 2024 (see pages18-22 for a discussion of the methodology followed by the Compensation Committee to determine the number of PSUs awarded) assuming target level performance. PSUs are settled in shares of Common Stock at 0% to 240% of target based upon AAWW’s EBITDA growth and Average ROIC performance relative to internal targets and Relative TSR over the three-year performance period. Assuming that the PSUs are paid at the maximum level, including the maximum impact of the TSR modifier, the aggregate dollar values in respect of PSU awards for 2022 (based on the closing price of our Common Stock on the date of grant) would be $2,703,698 for Mr. Dietrich; $1,680,860 for Mr. Steen; $1,534,015 for Messrs. Kokas and Schwartz; and $1,076,060 for Mr. Forbes.

Column (g) — Non-Equity Incentive Plan Compensation

Reflects (i) cash payments made under the SBP granted in 2021 with a performance period ending March 31, 2022, (ii) cash payments made under the 2022 AIP with respect to the performance period ending December 31, 2022, (iii) the value of the NEOs’ performance-based long-term incentive cash awards for the 2020-2022 performance period, and (iv) portions of the OTP Performance Awards earned with respect to the performance periods ending March 31, 2022 and December 31, 2022. The performance-based cash long-term incentive awards granted in 2020 for the 2020-2022 performance period were paid at 240% of target, as described on pages 21-22. The OTP Performance Awards for the performance period ending March 31, 2022 were paid at 110% of target, and the OTP Performance Awards for the performance period ending December 31, 2022 were paid at 104% of target.

Column (i) — All Other Compensation

“All Other Compensation” includes Company matching contributions under our 401(k) plan, financial counseling services, and de minimis travel related expenses. For 2022, the 401(k) match totaled $13,500 for Messrs. Dietrich, Kokas, Schwartz and Forbes and $10,250 for Mr. Steen.

We provide a limited number of perquisites to our senior executives, primarily financial counseling. We believe this benefit is reasonable, competitive and consistent with our overall executive compensation program and philosophy and with comparable programs maintained by the companies with which we compete for executive talent. The costs of these benefits constitute only a small percentage of each NEO’s total compensation. For 2022, these personal benefits included financial counseling and tax-preparation fees ($37,601 for Messrs. Dietrich and Steen, $46,024 for Messrs. Kokas and Schwartz and $27,918 for Mr. Forbes) and limited travel-related expenses ($33,439 for Mr. Dietrich, $18,653 for Mr. Steen, $6,732 for Mr. Kokas, $15,430 Mr. Schwartz and $9,116 for Mr. Forbes). Reimbursement of taxes due for all such benefits for 2022 totaled $27,954 for Mr. Dietrich; $22,136 for Mr. Steen; $26,625 for Mr. Kokas; $31,004 for Mr. Schwartz; and $14,572 for Mr. Forbes. These amounts are included in the “All Other Compensation” column.

As described above in the section entitled “Other Elements of Compensation – Retirement Plans,” our NEOs are entitled to receive employer credit under the Retirement Restoration Plan. The portion of account balances attributable to such employer credit made under the Retirement Restoration Plan to each of our NEOs during 2022 totaled $299,088 for Mr. Dietrich; $247,541 for Mr. Steen; $214,216 for Mr. Kokas; $214,026 for Mr. Schwartz; and $166,140 for Mr. Forbes. These amounts are included in the “All Other Compensation” column. See “Nonqualified Deferred Compensation” below for additional information about the Retirement Restoration Plan. The “All Other Compensation” column also includes de minimis amounts for group term life insurance and long-term disability insurance.

2022 Grants of Plan-Based Awards

The grants set forth in the following table were made pursuant to (i) the Company’s 2018 Incentive Plan, as amended and restated (the “Incentive Plan”), and related award agreements and (ii) our AIP, each of which is described in more detail in the section entitled “Compensation Discussion and Analysis” above.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
		Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Awards
		($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
John W. Dietrich
AIP(1)		759,000	1,012,000	2,024,000	-	-	-	-	-	-	-
LTIP-LTC(2)	4/1/22	-	796,875	1,912,500	-	-	-	-	-	-	-
LTIP-LTC(2)	4/13/22	-	153,125	367,500	-	-	-	-	-	-	-
LTIP-PSUs(3)	4/1/22	-	-	-	-	9,375	22,500	-	-	-	770,719
LTIP-PSUs(3)	4/13/22	-	-	-	-	1,801	4,322	-	-	-	123,044
LTIP-RSUs(4)	4/1/22	-	-	-	-	-	-	18,750	-	-	1,541,438
LTIP-RSUs(4)	4/13/22	-	-	-	-	-	-	3,603	-	-	246,157
Michael Steen
AIP(1)		455,625	607,500	1,215,000	-	-	-	-	-	-	-
LTIP-LTC(2)	4/1/22	-	590,625	1,417,500	-	-	-	-	-	-	-
LTIP-PSUs(3)	4/1/22	-	-	-	-	6,948	16,675	-	-	-	571,195
LTIP-RSUs(4)	4/1/22	-	-	-	-	-	-	13,897	-	-	1,142,472
Adam R. Kokas
AIP(1)		398,438	531,250	1,062,500	-	-	-	-	-	-	-
LTIP-LTC(2)	4/1/22	-	539,062	1,293,749	-	-	-	-	-	-	-
LTIP-PSUs(3)	4/1/22	-	-	-	-	6,341	15,218	-	-	-	521,294
LTIP-RSUs(4)	4/1/22	-	-	-	-	-	-	12,683	-	-	1,042,669
Spencer Schwartz
AIP(1)		398,438	531,250	1,062,500	-	-	-	-	-	-	-
LTIP-LTC(2)	4/1/22	-	539,062	1,293,749	-	-	-	-	-	-	-
LTIP-PSUs(3)	4/1/22	-	-	-	-	6,341	15,218	-	-	-	521,294
LTIP-RSUs(4)	4/1/22	-	-	-	-	-	-	12,683	-	-	1,042,669
James Forbes
AIP(1)		331,500	442,000	884,000	-	-	-	-	-	-	-
LTIP-LTC(2)	4/1/22	-	225,000	540,000	-	-	-	-	-	-	-
LTIP-LTC(2)	4/13/22	-	118,750	285,000	-	-	-	-	-	-	-
LTIP-LTC(2)	4/15/22	-	34,375	82,500	-	-	-	-	-	-	-
LTIP-PSUs(3)	4/1/22	-	-	-	-	2,647	6,353	-	-	-	217,610
LTIP-PSUs(3)	4/13/22	-	-	-	-	1,397	3,353	-	-	-	95,443
LTIP-PSUs(3)	4/15/22	-	-	-	-	404	970	-	-	-	27,654
LTIP-RSUs(4)	4/1/22	-	-	-	-	-	-	5,294	-	-	435,220
LTIP-RSUs(4)	4/13/22	-	-	-	-	-	-	2,794	-	-	190,886
LTIP-RSUs(4)	4/15/22	-	-	-	-	-	-	809	-	-	55,376

(1) Represents the range of potential cash payouts under the AIP for 2022. The actual AIP payouts for 2022 are included in the Summary Compensation Table.

(2) Represents the grant of long-term performance cash awards (under the Incentive Plan) that are settled in cash and vest and are payable only if certain pre-established performance criteria for the period beginning on January 1, 2022 and ending December 31, 2024 are achieved.

(3) Represents the grant (under the Incentive Plan) of PSUs that vest and are payable only if certain pre-established performance criteria for the period beginning on January 1, 2022 and ending December 31, 2024 are achieved.

(4) Represents award of time-based RSUs that vest ratably over a three-year period.

(5) The fair value of the RSUs and PSUs shown in the table is based on the closing market price of our Common Stock as of the date of the particular award, computed in accordance with GAAP, excluding the effect of estimated forfeitures and with performance awards valued based on the probable outcome of performance conditions. See footnote (e) to the Summary Compensation table for the assumptions used in valuing these awards and for the grant date fair value of awards if maximum levels of performance are achieved.

2022 Outstanding Equity Awards

The table below shows outstanding equity awards for our NEOs as of December 31, 2022. Market values reflect the closing price of our common stock on the Nasdaq Global Market on December 30, 2022 (the last trading day of 2022), which was $100.80 per share.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)		($)	(#)		($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)	(i)		(j)
John W. Dietrich	-	-	-			20,433	(1)	2,059,646	30,649	(2)	3,089,419
	-	-	-	-	-	18,750	(3)	1,890,000	9,375	(4)	945,000
	-	-	-	-	-	3,603	(5)	363,182	1,801	(6)	181,541

Michael Steen	-	-	-	-	-	15,144	(1)	1,526,515	22,716	(2)	2,289,773
	-	-	-	-	-	13,897	(3)	1,400,818	6,948	(4)	700,358

Adam R. Kokas	-	-	-	-	-	13,822	(1)	1,393,258	20,733	(2)	2,089,886
	-	-	-	-	-	12,683	(3)	1,278,446	6,341	(4)	639,173

Spencer Schwartz	-	-	-	-	-	13,822	(1)	1,393,258	20,733	(2)	2,089,886
	-	-	-	-	-	12,683	(3)	1,278,446	6,341	(4)	639,173

James Forbes	-	-	-	-	-	-		-	2,647	(4)	266,818
	-	-	-	-	-	-		-	1,397	(6)	140,818
	-	-	-	-	-	-		-	404	(7)	40,723

(1) RSUs awarded on February 25, 2020 vest 33.3% ratably on each anniversary date of grant, and the remaining tranche vested on February 25, 2023.

(2) PSUs awarded on February 25, 2020 vest and are payable on attainment of certain pre-established performance criteria during the three-year performance period ended December 31, 2022. The amounts reflect target level performance.

(3) RSUs awarded on April 1, 2022 vest 33.3% ratably on each anniversary of the date of grant, with remaining outstanding vesting dates of April 1, 2023, 2024, and 2025, subject to earlier vesting in connection with the Merger, as described below.

(4) PSUs awarded on April 1, 2022 vest and are payable on attainment of certain pre-established performance criteria during the three-year performance period ended December 31, 2024, subject to earlier vesting in connection with the Merger, as described below. The amounts reflect target level performance.

(5) RSUs awarded on April 13, 2022 vest 33.3% ratably on each anniversary date of grant, with remaining outstanding vesting dates of April 13, 2023, 2024, and 2025, subject to earlier vesting in connection with the Merger, as described below.

(6) PSUs awarded on April 13, 2022 vest and are payable on attainment of certain pre-established performance criteria during the three-year performance period ended December 31, 2024, subject to earlier vesting in connection with the Merger, as described below. The amounts reflect target level performance.

(7) PSUs awarded on April 15, 2022 vest and are payable on attainment of certain pre-established performance criteria during the three-year performance period ended December 31, 2024, subject to earlier vesting in connection with the Merger, as described below. The amounts reflect target level performance.

2022 Stock Vestings

The following table sets forth information relating to stock vesting during fiscal 2022 for each of our NEOs:

Name	Number of Shares Acquired On Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
(a)	(b)	(c)	(d)	(e)
				($)(1)
John W. Dietrich	-	-	54,163	4,218,901
Michael Steen	-	-	48,874	3,811,013
Adam R. Kokas	-	-	43,674	3,405,157
Spencer Schwartz	-	-	43,674	3,405,157
James Forbes	-	-	45,444	4,344,330

(1) The value is calculated based on the closing market price of our Common Stock as of the vesting date of the applicable award.

Nonqualified Deferred Compensation

As described above in the section entitled “Other Elements of Compensation — Retirement Plans,” our NEOs are entitled to receive an annual employer contribution under the Retirement Restoration Plan.

The table below sets forth the amount of employer contributions made under the Retirement Restoration Plan to each of our NEOs during 2022. Each Named Executive Officer is 100% vested in his aggregate account balance.

Name	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals/	Balance
	in Last FY	in Last FY	in Last FY	Distributions	at Last FYE
	($)	($)	($)	($)	($)
(a)	(b)	(c)(1)	(d)	(e)	(f)
John W. Dietrich	-	243,255	55,833	-	1,043,523
Michael Steen	-	191,268	56,273	-	997,838
Adam R. Kokas	-	163,733	50,483	-	887,327
Spencer Schwartz	-	163,733	50,293	-	884,607
James Forbes	-	161,440	4,970	-	232,674

(1) The amounts reported in this column for each NEO are reflected in the “All Other Compensation” column of the Summary Compensation Table.

Employment Agreements

John W Dietrich. In connection with his promotion to President and Chief Executive Officer, Mr. Dietrich entered into a new employment agreement with Atlas Air, effective as of July 1, 2019, as amended on September 16, 2022 (as amended, the “Dietrich Agreement”). Pursuant to the Dietrich Agreement, Mr. Dietrich received an annual base salary of $775,000 through the end of 2019 and, effective as of his promotion date of January 1, 2020, an annual base salary of $850,000. In addition, as of July 1, 2019, Mr. Dietrich’s target bonus opportunity increased to 100% of his annual base salary. Beginning in 2020, he became eligible for a long-term incentive award with a target value of 375% of his then-current base salary. Effective April 1, 2022, Mr. Dietrich received an annual base salary increase to $950,000 and a target bonus opportunity increase to 110% of his annual base salary.

Pursuant to the Dietrich Agreement, Mr. Dietrich is entitled to severance benefits in connection with certain terminations of employment that are generally consistent with the entitlements under his prior employment agreement. In the event Mr. Dietrich’s employment is terminated by the Company without “Cause,” by Mr. Dietrich for “good reason,” or due to death or “disability” (each as defined in the Dietrich Agreement), subject to him executing a general release of claims, Mr. Dietrich will be entitled to a lump sum payment equal to twenty-four months of his then-current base salary. Due to his tenure with the Company, Mr. Dietrich will also be eligible to participate in the Company’s health plans until he becomes eligible for Medicare or is eligible to be covered by the health plan of a subsequent employer. In the event Mr. Dietrich’s employment is terminated by the Company without “cause” or by Mr. Dietrich for “good reason” within 18 months following a “change in control” of the Company (as defined in the Dietrich Agreement), Mr. Dietrich will be entitled to receive a lump sum payment equal to thirty-six months of his then-current base salary. If, within the six-month period immediately following a termination by the Company without “cause” or by Mr. Dietrich for “good reason,” a “change in control” of the Company occurs, then, in addition to the severance equal to twenty-four months of base salary described above, Mr. Dietrich will receive an additional lump sum payment equal to twelve months of his then-current base salary.

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

None of our other NEOs are party to an employment agreement.

Potential Payments upon Termination or Change in Control

Our AIP, long-term incentive plans and related award agreements, the Dietrich Agreement, and the Benefits Program for Senior Executives (the “Benefits Program”) provide for payments and benefits to our executive officers upon certain terminations of employment, including retirement, and upon a change of control of the Company.

For purposes of these plans and arrangements, a “change in control” of the Company generally includes (i) the acquisition by any person or group of more than 50% of the total fair market value or total voting power of the Common Stock, (ii) the acquisition by any person or group, during any 12-month period of ownership, of stock possessing 30% or more of the total voting power of the Company, (iii) the replacement of a majority of the membership of the Company’s Board of Directors during any 12-month period by directors whose appointment or election is not endorsed by a majority of the Company’s then Board of Directors, (iv) the acquisition by a person or group during any 12-month period of assets from the Company that have a total gross fair market value equal to or more than 40% of the total gross fair market value of all assets of the Company, or (v) the consummation of a complete liquidation or dissolution of the Company.

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

Payments upon Termination of Employment or Retirement (Without a Change in Control)

Severance Entitlements

Mr. Forbes, Mr. Kokas, Mr. Schwartz, and Mr. Steen participate in the Benefits Program for Senior Executives (the “Benefits Program”) as does Mr. Dietrich to the extent severance benefits and related matters are not specifically covered in his employment agreement or are more beneficial in the Benefits Program (which, for the avoidance of doubt, shall not result in the duplication of benefits for Mr. Dietrich). The Benefits Program provides for the following severance payments and benefits in the event the executive is terminated by the Company without “cause” (as defined below), due to disability, or the executive resigns for “good reason” (as defined below), in the absence of a change in control of the Company: (i) 24 months’ continued base salary; (ii) provided that COBRA continuation coverage is timely elected, twelve months of reimbursement of the portion of COBRA premiums attributable to employer cost share on an after-tax basis, provided that any such reimbursement will cease if the executive obtains comparable coverage in connection with subsequent employment or becomes eligible for Medicare coverage; and (iii) a short-term bonus payment under the short-term incentive plan for the year of termination, as described below. If an executive dies while receiving severance payments, his or her personal representative will be entitled to receive such unpaid severance payments. All severance payments are subject to the executive executing and not revoking a timely release of claims.

If an executive is terminated (i) without cause, (ii) due to executive’s permanent disability, (iii) by the executive for good reason, or (iv) due to executive’s “retirement” (as defined below), the executive and his or her eligible dependents, if any, will continue to be eligible to participate in the Company’s health insurance plans until such executive is Medicare eligible. For the avoidance of doubt, each of the named executive officers are entitled to continued participation in the Company’s health insurance plans until such executive is Medicare eligible notwithstanding his age and years of service at the time a qualifying termination occurs.

With respect to the Benefits Program and our AIP, “retirement” means a termination of an executive’s employment by the executive on or after such executive (i) attains age fifty-five and has completed ten years of service with the Company or a related employer, and (ii) has given not less than three months’ advanced written notice of such proposed retirement to the then current Chief Executive Officer of the Company or, in the event of a proposed retirement of the then current Chief Executive Officer such notice must be given to the Chairman of our Board of Directors; provided, however, that if such executive is terminated for cause after providing such advanced written notice, such termination will not be considered a retirement. Notwithstanding the foregoing, for purposes of our AIP, the Dietrich Agreement requires that Mr. Dietrich (i) attain age sixty and complete ten years of service and (ii) give not less than six months’ advance written notice to the Chairman of the Board of Directors.

With respect to our employment, incentive and benefits plans and agreements (other than the Dietrich Agreement), “good reason” generally means (i) a material reduction in the executive’s annual base salary, percentage target bonus opportunity under our short-term incentive plan, or target long-term incentive award opportunity (or, for purposes of certain such plans and arrangements, following a change in control, a reduction of such compensation in the aggregate), in each case as then in effect, or other material benefits provided to officers of the Company, except where such reduction is part of a general reduction in salary or benefits by the Company, (ii) a material reduction in the executive’s title or job responsibilities, or (iii) following a change in control of the Company, an attempted relocation of the executive to a position that is located greater than forty miles from the location of such executive’s most recent principal location of employment with the Company; provided, however, that the executive will be treated as having resigned due to good reason only if he or she provides the Company with a notice of termination within ninety days of the initial existence of one of the conditions described above, following which the Company shall have thirty days from the receipt of the notice of termination to cure the event specified in the notice of termination and, if the Company fails to so cure the event, the Executive must terminate his or her employment not later than thirty days following the end of such cure period.

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

Mr. Dietrich’s severance benefits under his individual employment agreement in the event of certain terminations in the absence of a change in control of the Company are described above under the section entitled “Employment Agreements.”

Annual Incentive Program for Senior Executives

In the event an executive’s employment is terminated by the Company without cause, due to death, disability, retirement, or the participant resigns for good reason, he will be entitled to receive a bonus under the AIP in an amount equal to, (A) in the event such termination occurs after June 30 of the applicable program year, the greater of (1) the amount he would have received if he were employed on the last day of such program year based upon actual company performance measured pursuant to the AIP (and assuming for such purpose that his individual business objectives have been achieved at target), and (2) his target bonus (such amount, the “Full Termination Bonus Amount”) or (B) in the event the termination occurs prior to July 1 of the applicable program year, the Full Termination Bonus Amount multiplied by a fraction, the numerator of which is the number of days from the commencement of the program year until such termination and the denominator of which is 365.

Long-Term Incentive Awards

In the event an executive’s employment is terminated by the Company without cause, due to death or disability, or due to the executive’s resignation for good reason, in each case in the absence of a change in control of the Company, a pro-rata portion of our executive’s outstanding PSUs and performance-based long-term incentive cash awards would vest, based on the portion of the performance period elapsed prior to such termination, with all applicable performance goals determined at the end of the performance period based on actual Company performance. Our executive’s outstanding RSUs would immediately vest upon such executive’s termination by the Company without cause, due to death or disability, or due to the executive’s resignation for good reason.

In addition, upon Mr. Dietrich’s retirement his outstanding performance cash awards will vest based on actual Company performance and be paid in the normal course at the end of the applicable performance period. The long-term performance-based cash program requires that Mr. Dietrich (i) attain age sixty and complete ten years of service, (ii) give not less than six months’ advance written notice to the Chairman of the Board of Directors, and (iii) a majority of the members of the Board (disregarding Mr. Dietrich’s Board membership for these purposes) approve such retirement in order for a termination to be deemed a “retirement” under program.

Nonqualified Deferred Compensation

As described above in the section entitled “Other Elements of Compensation — Retirement Plans,” our NEOs are entitled to receive an annual employer credit under our Retirement Restoration Plan. Each of our executive officers is fully vested in his account balance under the Retirement Restoration Plan. All account balances under the plan would become immediately payable upon an executive’s separation from service (within the meaning of Section 409A of the Internal Revenue Code), death, or disability (as defined in the Retirement Restoration Plan).

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

Long-Term Incentive Awards

In the event of a change in control of the Company, immediately following such change in control, unless the award is assumed or substituted, all outstanding PSUs and performance-based long-term incentive cash awards would become payable and deemed satisfied based on achievement at the maximum performance levels, other than any applicable relative TSR modifier, which would be deemed satisfied based upon actual performance as of the date of the change in control. If, however, a performance-based award is assumed or substituted by the acquirer in a transaction, then such award would become payable at the levels described above subject to the participant’s continued employment through the applicable performance period or in the event of certain terminations of employment prior to the end of the applicable performance period pursuant to the terms set forth in the applicable award agreement, as described in the section entitled “Payments Upon Termination of Employment (With a Change in Control) — Long-Term Incentive Awards” below.

All outstanding RSUs would immediately vest in connection with the change in control if the awards are not assumed or substituted by the acquiror in the transaction. If, however, the awards are assumed or substituted by the acquiror in the transaction, then the awards would remain outstanding subject to the executive officer’s continued employment, and would immediately vest in the event of certain terminations of employment following the change in control, as described in the section entitled “Payments Upon Termination of Employment (With a Change in Control) — Long-Term Incentive Awards” below.

Nonqualified Deferred Compensation

As noted above, each executive’s vested account balance under the Retirement Restoration Plan would become immediately payable in the event of a change in control.

Payments upon Termination of Employment (With a Change in Control)

Severance Entitlements

As noted above, each of Messrs. Forbes, Kokas, Schwartz and Steen participate in the Benefits Program, which provides for the severance payments and benefits described in the section entitled “Payments upon Termination of Employment or Retirement (Without a Change in Control)” above. If, within the 18-month period immediately following a change in control of the Company, an executive’s employment is terminated for reasons other than cause or if he resigns for good reason, and subject to his timely execution of a general release of claims, then such executive will be entitled to the severance benefits described above, except that such severance payments will be in the form of a single lump-sum payment in an amount equal to thirty-six months of the executive’s then-current annual base salary.

If, within the six-month period immediately following an executive’s termination of employment by the Company without cause or by the executive for good reason, a change in control of the company occurs, then, in addition to the severance payments described in the section entitled “Payments Upon Termination of Employment or Retirement (Without a Change in Control) — Severance Entitlements” above, and subject to the executive satisfying the aforementioned release requirements, the Executive will be entitled to receive a lump-sum payment equal to twelve months of his then-current base salary.

Receipt of the separation payments and benefits described above is conditioned upon the applicable executive complying with the terms and conditions of a restrictive covenant agreement.

Mr. Dietrich’s severance benefits under his individual employment agreement in the event of certain terminations following a change in control are described under the section entitled “Employment Agreements” above.

Annual Incentive Plan for Senior Executives

In the event that a participant's employment is terminated during a program year in which a change in control occurs (i) following such change in control by reason of (A) an involuntary termination by the Company without cause, (B) the participant's resignation for good reason, (C) retirement, or (D) death or disability; or (ii) within six months prior to such change in control, by the Company without cause or by the participant for change in control good reason, such participant is entitled to receive a non-prorated AIP bonus payment calculated based on the greater of (A) target level performance and (B) the Company’s actual performance determined at the end of the performance period pursuant to the terms of the plan.

Long-Term Incentive Awards

In the event of an executive’s termination by the Company without cause, due to death or disability, or the executive’s resignation for good reason, in each case following a change in control of the Company, all outstanding performance-based long-term incentive awards that were not substituted or assumed by the acquirer in connection with the transaction would immediately vest, with any applicable performance goals deemed satisfied at maximum performance levels, other than any applicable Relative TSR modifier, which would be deemed satisfied based upon actual performance as of the date of the change in control.

POST-TERMINATION AND CHANGE IN CONTROL TABLE

The table below sets forth the estimated dollar value of the payments and other benefits our NEOs would receive in the event of his termination of employment or a change in control that are in addition to amounts previously earned and accrued by the executive, in each case assuming that such termination is without cause and such termination or change in control occurred on December 31, 2022.

Name	Payments on Termination of Employment Due to Disability(1)	Payments on Termination of Employment Due to Death(2)	Payments on Termination of Employment Without Cause or for Good Reason(3)	Payments on Termination of Employment Due to Retirement(4)	Payments in Connection with a Change of Control Without Qualifying Termination of Employment(5)	Payments in Connection with a Change of Control With a Qualifying Termination of Employment(6)
	($)	($)	($)	($)	($)	($)
John W. Dietrich	10,524,134	10,283,283	10,524,134	240,851	21,337,383	24,131,790
Michael Steen	7,693,268	6,033,602	7,693,268	309,665	15,222,398	17,281,805
Adam R. Kokas	6,798,998	5,506,883	6,798,998	42,115	13,893,320	15,810,435
Spencer Schwartz	7,135,918	5,506,883	7,135,918	379,035	13,893,320	15,810,435
James A. Forbes	1,564,486	524,486	1,564,486	0	3,731,060	5,325,467

These estimates were valued based on the closing price of our Common Stock as quoted on the Nasdaq Global Market on December 30, 2022 (the last trading day of 2022), which was $100.80 per share. The actual amounts to be paid can only be determined at the time of such events.

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

In addition, the estimates are based on each NEO’s compensation as of December 31, 2022 as well as the terms and conditions of the underlying Company Plans and programs.

(1) Represents (a) salary continuation for twenty-four months at the NEO’s then-current base salary, but in the case of Mr. Dietrich such amount is paid in a lump-sum payment, (b) the estimated cost of reimbursement of the portion of COBRA health and welfare continuation coverage premiums attributable to employer cost-share on an after-tax basis, until he would become Medicare eligible, (c) prorated vesting of outstanding PSUs and performance-based long-term incentive cash awards calculated based on the portion of the performance period elapsed prior to December 31, 2022 and assuming target level performance, and (d) full vesting of all outstanding RSUs.

(2) Represents (a) prorated vesting of outstanding PSUs and performance-based long-term incentive cash awards calculated based on the portion of the performance period elapsed prior to December 31, 2022 and assuming target level performance, (b) full vesting of all outstanding RSUs, and (c) with respect to Mr. Dietrich, a lump-sum payment equal to twenty-four months of his then-current base salary.

(3) Represents (a) salary continuation for twenty-four months at the NEO’s then-current base salary, but in the case of Mr. Dietrich such amount is paid in a lump-sum payment, (b) the estimated cost of reimbursement of the portion of COBRA health and welfare continuation coverage premiums attributable to employer cost-share on an after-tax basis, until he would become Medicare eligible, (c) prorated vesting of outstanding PSUs and performance-based long-term incentive cash awards calculated based on the portion of the performance period elapsed prior to December 31, 2022 and assuming target level performance, and (d) full vesting of all outstanding RSUs.

(4) Messrs. Dietrich, Schwartz, Steen, and Kokas are entitled to receive reimbursement of the portion of their respective COBRA health and welfare continuation coverage premiums attributable to employer cost-share on an after-tax basis until each becomes Medicare eligible. Mr. Forbes is currently Medicare eligible.

(5) Because our equity awards have a “double-trigger” vesting requirements, full vesting would only occur upon certain terminations of the NEO’s employment subsequent to the change in control or such awards are not assumed or substituted for equity of a comparable value in connection with such change in control. All long-term incentive awards vested upon the closing of the Merger, with performance-based awards vesting at the maximum performance level.

(6) Represents (a) thirty-six months of the NEO’s annual base salary payable in a lump sum, (b) the estimated cost of 12 months of reimbursement of the portion of COBRA health and welfare continuation coverage premiums attributable to employer cost-share on an after-tax basis, (c) full vesting of all outstanding performance-based long-term incentive awards with any applicable performance goals (including any applicable Relative TSR modifier) deemed satisfied at maximum performance levels, and (d) full vesting of all outstanding RSUs. The amounts in this column do not reflect any reductions for federal excise tax levied on certain excess termination payments under Section 4999 of the Code. All long-term incentive awards will vest upon the closing of the Merger, with performance-based awards vesting at the maximum performance level.

PAY RATIO

Pursuant to Item 402(u) of Regulation S-K and Section 953(b) of the Dodd-Frank Act (together with any SEC guidance issued thereunder, the “pay ratio rules”), presented below is the ratio of annual total compensation of our CEO to the annual total compensation to our median employee (excluding our CEO). The employee who received this median annual total compensation is referred to below as our median employee.

SEC rules permit the identification of our median employee once every three years provided there has been no change in our employee population or employee compensation arrangements that we believe would significantly impact our pay ratio disclosure. Accordingly, we have calculated our disclosure based on the median employee identified as of December 31, 2021. For details on our process for identifying the median employee, please see “Pay Ratio” in our annual Proxy Statement filed with the SEC on April 15, 2022.

We determined the annual total compensation for 2022 for the median employee identified as of December 31, 2021 based on annual total compensation of each of our employees and our consolidated subsidiaries for the 12-month period that ended December 31, 2021. Total compensation for these purposes included base wages or salary, any applicable bonuses or profit sharing plan payouts and any other taxable elements of compensation and was calculated using IRS Form W-2 data supplemented with internal payroll and HR records.

The 2022 annual total compensation as determined in accordance with the applicable pay ratio rules for our CEO was $9,898,601. The 2022 annual total compensation as determined under the pay ratio rules for our median employee was $208,757. The ratio of our CEO’s annual total compensation to our median employee’s total compensation (“CEO Pay Ratio”) for fiscal year 2022 is 47 to 1.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during 2022 (Ms. Goulet, Mr. Bolden, Mr. Conner, and Mr. Griffin) has ever been an officer or employee of the Company or had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K. None of our executive officers served as a member of the board of directors or the compensation committee of any entity that had one or more of its executive officers serving as a member of the Board or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth, as of March 1, 2023, information regarding beneﬁcial ownership of our Common Stock by:

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

Unless otherwise indicated, each shareholder has sole voting and dispositive power with respect to the shares of Common Stock beneﬁcially owned by that shareholder. The number of shares of Common Stock beneﬁcially owned is determined under rules issued by the SEC. Under these rules, beneﬁcial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares as to which the individual or entity has the right to acquire beneﬁcial ownership within 60 days of March 1, 2023, through the exercise of any stock option or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneﬁcial owner. The number of shares of our Common Stock issued and outstanding as of March 1, 2023 was 28,885,574. Except as otherwise indicated in the table below, addresses of named beneﬁcial owners are c/o Atlas Air Worldwide Holdings, Inc., 2000 Westchester Avenue, Purchase, NY 10577.

Beneficial Ownership Table

Name and Address of Beneﬁcial Owner	Number of shares Beneﬁcially Owned	Percentage of Outstanding Shares Beneﬁcially Owned
5% Shareholders:
BlackRock, Inc.(a)	4,234,721	14.7%
55 East 52nd Street
New York, NY 10055
The Vanguard Group(b)	3,084,767	10.7%
100 Vanguard Blvd.
Malvern, PA 19355
Dimensional Fund Advisors LP(c)	2,011,121	7.0%
Building One
6300 Bee Cave Road
Austin, TX 78746
Hill City Capital(d)	1,434,268	5.0%
121 High Street, 3rd Floor
Boston, MA 02110
Directors:
Charles F. Bolden, Jr.(e)	15,621	*
Walter G. Borst(e)	1,578	*
Raymond L. Conner(e)	1,578	*
Beverly K. Goulet(e)	3,080	*
Bobby J. Griffin(e)	14,930	*
Duncan J. McNabb(e)	21,118	*
Sheila A. Stamps(e)	7,972	*
George A. Willis(e)	1,578	*
Carol J. Zierhoffer(e)	3,080	*

Director and NEO:
John W. Dietrich	121,993	*

Other NEO:
James A. Forbes	31,145	*
Adam R. Kokas	67,472	*
Michael T. Steen	140,341	*
Spencer Schwartz	70,270	*
All Directors and executive officers as a group (15 persons, including the persons listed above)	515,206	1.8%

* Represents less than 1% of the outstanding shares of Common Stock.

(a)
This information is based on a Schedule 13G/A ﬁled with the SEC on January 26, 2023. As set forth in this ﬁling, BlackRock, Inc. has sole voting power over 4,185,188 shares and sole dispositive power with regard to 4,234,721 shares. We have not made any independent determination as to the beneﬁcial ownership of this shareholder and are not restricted in any determination we may make by reason of inclusion of such shareholder or their shares in this table.
(b)
This information is based on Schedule 13G/A ﬁled with the SEC on February 9, 2023. As set forth in this ﬁling, The Vanguard Group has sole dispositive power with regard to 3,053,091 shares, shared voting power over 15,571 shares and shared dispositive power over 31,676 shares. We have not made any independent determination as to the beneﬁcial ownership of this shareholder and are not restricted in any determination we may make by reason of inclusion of such shareholder or their shares in this table.
(c)
This information is based on Schedule 13G/A ﬁled with the SEC on February 10, 2023. As set forth in this ﬁling, Dimensional Fund Advisors LP has sole voting power over 1,975,260 shares and sole dispositive power with regard to 2,011,121 shares. We have not made any independent determination as to the beneﬁcial ownership of this shareholder and are not restricted in any determination we make by reason of inclusion of such shareholder or their shares in this table.
(d)
This information is based on Schedule 13G ﬁled with the SEC on February 7, 2023. As set forth in this ﬁling, Hill City Capital LP, Hill City GP LLC and Herbert Frazier, who serves as managing member of Hill City GP LLC, have shared voting power over 1,434,268 shares and shared dispositive power with regard to 1,434,268 shares. We have not made any independent determination as to the beneﬁcial ownership of this shareholder and are not restricted in any determination we make by reason of inclusion of such shareholder or their shares in this table.
(e)
Includes shares credited under the Company’s Non-Employee Director Restricted Stock Unit Deferral Program and that are payable on termination of Board service or on the occurrence of certain other speciﬁed events: 12,451 for Mr. Bolden; 1,578 for Mr. Borst; 1,578 for Mr. Conner; 3,080 for Ms. Goulet; 12,451 for Mr. Griffin; 12,451 for Mr. McNabb; 4,700 for Ms. Stamps; 1,578 for Mr. Willis; and 1,578 for Ms. Zierhoffer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Our Code of Ethics provides that the Chief Executive Officer, Senior Financial Officers and Directors should follow the guidelines outlined in our Employee Handbook and Code of Conduct and communicate any potential or actual conﬂicts of interest (however immaterial) to the Chairman of the Board, the Chair of the Audit and Finance Committee of the Board of Directors, and the General Counsel so that an objective, third-party review can be made of the matter. Pursuant to our Audit and Finance Committee Charter, which is also available on our website at www.atlasairworldwide.com, the Audit and Finance Committee reviews reports and disclosures of insider and affiliated party transactions and/or conﬂicts of interest or potential conﬂicts of interest involving corporate officers and members of the Board of Directors. The Audit and Finance Committee, when appropriate, will also review and approve any involvement of corporate officers and members of the Board of Directors in matters that might constitute a conﬂict of interest or that may otherwise be required to be disclosed as a related person transaction under SEC regulations. Our Nominating and Governance Committee separately determines Director Independence as summarized in “Director Independence” below.

Related Person Transactions since January 1, 2022

The following is a summary of material provisions of certain transactions we entered into with our executive officers, directors or 5% or greater shareholders. We believe the terms and conditions set forth in such agreements were reasonable and customary for transactions of this type.

Merger Agreement

On March 17, 2023, AAWW was acquired by Parent, a company affiliated with certain funds managed by affiliates of Apollo Global Management, Inc., J.F. Lehman & Company, Inc. and Hill City Capital L.P., the latter of which was a beneficial owner of 5% of AAWW’s common stock as of March 1, 2023, pursuant to the terms set forth in the Merger Agreement. At the Effective Time, and in accordance with the Merger Agreement, (i) Parent completed its acquisition of AAWW, (ii) AAWW became a wholly owned subsidiary of Parent and (iii) each share of Common Stock issued and outstanding immediately prior to the Effective Time (other than shares of Common Stock (a) owned directly by Parent or MergerCo, (b) held by AAWW as treasury shares or (c) owned by any person who has properly demanded and not withdrawn a demand for appraisal rights under Delaware law) converted into the right to receive the Merger Consideration.

Acquisition Financing

In connection with the consummation of the Merger, on the Closing Date, Parent, Wilmington Trust, National Association, as trustee (the “Trustee”), AAWW and certain of AAWW’s subsidiaries entered into the first supplemental indenture (the “Supplemental Indenture”) to the indenture, dated as of February 17, 2023, between Parent and the Trustee (the “Parent Indenture”), governing Parent’s issuance of 8.500% Senior Secured Notes due 2030 with an initial aggregate principal amount of $850 million (the “2030 Notes”), pursuant to which AAWW and certain of its subsidiaries (the “Subsidiary Guarantors”) agreed to guarantee Parent’s obligations under the Parent Indenture and the 2030 Notes. The 2030 Notes and the related guarantees are secured on a first priority basis by substantially all assets of the Subsidiary Guarantors (subject to certain exclusions and exceptions). The Parent Indenture and the 2030 Notes include restrictive covenants, events of default and other provisions that are customary for obligations of this type.

In addition, on the Closing Date, Parent entered into the First Lien Credit Agreement among Rand Midco LLC, Parent, as borrower, Goldman Sachs Bank USA, as Administrative Agent and the Lenders and Issuing Banks party thereto (the “Credit Agreement”), governing Parent’s senior secured credit facilities, which include (i) a term loan facility in an aggregate principal amount of $800 million, maturing on the seventh anniversary of the Closing Date and (ii) a revolving credit facility in an aggregate committed principal amount of $300 million, including both a letter of credit sub facility and a swingline loan sub facility, maturing on the fifth anniversary of the Closing Date. The obligations under the Credit Agreement are secured on a first priority basis by substantially all assets of Parent and the Subsidiary Guarantors (subject to certain exclusions and exceptions). The Credit Agreement includes representations and warranties, covenants, events of default and other provisions that are customary for facilities of this type.

Director Independence

The Nominating and Governance Committee has determined that all Directors, excluding Mr. Dietrich, are independent under Company standards and SEC and Nasdaq rules.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Services provided to us by PricewaterhouseCoopers LLP (“PwC”), AAWW’s independent registered public accounting ﬁrm, for each of the last two ﬁscal years are described below (dollars in thousands):

	2022	2021
Audit Fees	$2,585	$2,516
Audit-Related Fees	10	8
Tax Fees
Tax Compliance Fees	208	218
Tax Advice and Planning Fees	1,360	1,528
Total	$4,163	$4,270

•
Audit Fees represent professional services, including out-of-pocket expenses, rendered for the integrated audit of our consolidated ﬁnancial statements, for reviews of our ﬁnancial statements included in our Quarterly Reports on Form 10-Q, for services provided in connection with statutory and regulatory ﬁlings.
•
Audit-Related Fees consist of services related to a subscription for accounting research software.
•
Tax Fees consist of tax services, including tax compliance, tax advice, and tax planning.

The Audit and Finance Committee preapproves audit and permissible nonaudit services provided by the independent registered public accounting ﬁrm in accordance with the Committee’s preapproval policy. These services may include audit services, audit-related services, tax services, and other services. Necessary approvals required between Audit and Finance Committee meetings must be preapproved by the Audit and Finance Committee Chair, or such other Audit and Finance Committee member who has been delegated this authority by the Audit and Finance Committee Chair. For any such approvals between meetings, a description is provided to the Audit and Finance Committee for discussion at its next regularly scheduled meeting. The Audit and Finance Committee has concluded that the provision of the nonaudit services described above are compatible with maintaining the independence of PwC.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2023.

ATLAS AIR WORLDWIDE HOLDINGS, INC.
(Registrant)
By:	/s/ John W. Dietrich
John W. Dietrich
President and Chief Executive Officer